Form 10-K
period 2012-05-31
PLESK CORP
filed 2012-09-13
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

Commission file number: 333-175667

PLESK CORP.

(Exact name of registrant as specified in its charter)

Delaware	27-3848069
(State of incorporation)	(I.R.S. Employer Identification No.)

4014 14th Avenue, Brooklyn, New York 11218

(Address of principal executive offices)

(888) 414-1634

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of, the last business day of the registrant’s most recently complete second fiscal quarter was: There is currently no trading market for the common stock.

As of September 12, 2012, 9,500,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Plesk Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

We were incorporated under the laws of the State of Delaware on November 3, 2010. We are a development stage company, which plans to engage in the marketing and distribution of consumer electronics, home appliances and plastic housewares, which are manufactured in China. Our product line will include fans, alarm clocks, DVD players, radiators, vacuum cleaners, irons, grills, juice squeezers, deep fryers, pancake makers, slow cookers, blenders, microwaves, sandwich makers, coffee makers, toaster ovens, toasters, MP3 & MP4 players, hot water kettles, USB flash drives, memory cards, folding tables and chairs, cutlery sets and disposable tableware, as well as other trendy small electronic gadgets that come to our attention. We have not generated any significant revenues to date and the only operations we have engaged in, is the creation of the website and the development of a business plan.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change. Neither management of the Company, nor to the best of its information and belief, the majority of the shareholders of the Company, have any plans or arrangements to enter into a change of control, business combination or similar transaction or to change management.

Our plan of operation is forward looking and there is no assurance that we will be able to implement it fully or in part. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Sourcing of Products

We will not be involved with the design and production of the products we sell. All of our products will be supplied by manufacturers located in China and Hong Kong, such as Shinewong Industrial Company Ltd., QPS Electronics Company Limited, Ningbo Realgood Industrial Co., Ltd., Richy (Foshan) Trading Co., Ltd., Shanganhome Ningbo Small Electrical Appliance Co., Ltd., Tophome Electric Appliance Co., Ltd, Hangzhou Xiaoshan Dadongnan Packing Plastic Co., Ltd., Lonsid Electric Co., Ltd, and Jing Technology Electronics Ltd. We do not expect the lack of availability of items from one of these suppliers to have a material impact on our operations. We intend to form relationships with other recognized companies but we do not expect to enter into long-term supply agreements with any one of them so that we do not obligate ourselves to any one manufacturer. We anticipate ordering products from various suppliers via purchase orders, in accordance with the orders of our future customers. The price (in US Dollars) to be paid for each product to each of the manufacturers will be determined on a case-by-case basis. Notwithstanding the foregoing, we may enter into supply agreements if their terms are favorable to us. However, we will not source any particular category of products from any specific manufacturer.

Distribution

The Company intends to buy consumer electronics, home appliances and plastic house wares from manufacturers in China which the Company will sell through its website to a network of international distributors and retailers. Products will be bulk shipped from China via sea cargo carriers to US ports, cleared through customs and will be freighted on to the Company’s customers. All shipping costs will be borne by our customers.

We estimate that the process will take 6 to 8 weeks. Any deviation from this planned routine might increase product costs. Any deviations from this course of transit such as dock worker strikes, increases in fuel costs, expedited delivery times, customs delays, shipment damage, lost cargo and other unforeseen issues can result in unsatisfied customers.

As all product transportation and movement activities are dependent on fuel, this commodity might significantly affect the costs of our goods from origination through to final destination and continuing with shipping on returned goods. It is unlikely that any short run increase in fuel prices be passed along to consumers.

Website

Our website www.pleskcorp.com is currently functional but still under minor development and will allow us to make retail sales of home appliances and small electronics, promote our products in an attractive fashion, and communicate with our customers on-line.

The website is intended to be a destination site for distributors and retailers of household appliances and small electronics. As we are able to enter into strategic relationships with manufacturers of electronic products, we intend to expand the products available on our website. Ultimately we hope that our website will become a “one-stop shopping” destination for our customers which will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced small electronics. We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers so that we can offer their products on our website.

Other than investigating potential technologies in support of our business purpose, we have had limited business operations since inception in November 2010. In May 2011, we sold Bluetooth headsets, manufactured by Jing Technology Electronics Ltd, to Eagle Tronics Ltd. (“Eagle”) which generated $2,792 in gross profits. This purchaser was introduced to us by our Secretary and director, Eliezer Mehl, On June 25, 2012, we entered into a product purchase agreement with Eagle pursuant to which Eagle agreed to purchase $107,000 of various electronic equipment from us. In June 2012, we received $7,000 as a deposit against future purchases under the agreement. The agreement provides for the payment of $10,000 monthly for 10 months beginning 90 days from the date of the agreement. At present, we have yet to acquire or develop the necessary technology assets in support of the internet segment of our business purpose to become a supplier focused on the distribution of consumer electronics, home appliances and plastic house wares.

Revenue

We intend to generate revenue from three sources on the website:

1.	Revenues will be generated from sale of products to customers. We would order products on behalf of our customers directly from our suppliers at the time of the order being received from a customer and the products would be shipped directly to the customer. We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays.

2.	We plan to offer banner advertising on our website for new manufacturers hoping to launch new products.

3.	Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell “premium shelf space” on our website. Part of the Company’s officers’ duties will be conducting on-line searches for manufacturers interested in promoting their new products. We anticipate building relationships with the manufacturers by using banner advertising on their websites as well.

We intend to develop and maintain a database of all current customers and manufacturers of consumer electronics, home appliances and plastic housewares.

We intend to develop and launch an advertising campaign to introduce our website to potential customers.

Marketing

We intend to market our website internationally. We intend to target distributors and retailers of consumer electronics, home appliances and plastic housewares. When we have generated sales, we intend to list our company on www.Alibaba.com and www.Tradkey.com, the international business-to-business directories. These directories do not charge a listing fee. We do not intend to list our company and feature some of the products until additional sales are made by us. A customer perusing our listing will have an option to contact us for more information regarding any products they might be interested in. We intend to offer our products for sale on our website and/or to provide direct links to other websites which we believe will stimulate an interest in our products. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information about the products we sell. We will utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Target Market

With today’s competitive prices of the electronics and home appliances market, the target market for our products incorporates solely to other international wholesalers and distributors as well as directly to retail chains. We will not target the general public consumer. The Company’s target market is professional distributors with extensive experience in distributing the products we intend to offer. Such professional distributors possess contacts and potential customers of their own. Furthermore, we hope to target retailers that operate country-wide store chains. Such retailers are a potential source of large-scale orders due to the scope of their operations. We have no intention to target the general public consumer.

Marketing Strategy

The Company’s marketing strategy relies on the following guideline:

Website Promotion: The Company intends to use the services of WPRS (Website Promotion & Ranking Services) to promote the company’s website. WPRS is a company that focuses on small and medium size businesses that need professional, effective website promotion services but don't have massive marketing budgets. It meets their needs with responsibly-priced SEO (Search Engine Optimization) services that have demonstrated a proven track record of boosting rankings, traffic and sales. WPRS offers services such as: Keyword Research & Selection, In-depth Site Auditing and Competitor’s Research, Website Architecture Analysis & Recommendation and Targeting Long Tail Keywords for Additional Traffic, etc. These factors will help promote the Company’s website.

Telemarketing:   The Company will hire a team of 5-10 telemarketing agents who will act as sales representatives on behalf of the company. This telemarketing team will target potential distributors or store owners in an attempt to offer our services.

Online and offline Ads:   Initially the company will advertise on 5 major online and offline newspapers, in the future an additional 5 major online and offline newspapers will be added. Following are some of the major online newspapers the Company will advertise with: NY Times, Washington Post, USA Today, Miami Herald.

Online Business Directory: In addition to the online advertisements the Company will list itself on a few Online Business directories such as:

 USA Export Import Portal (http://www.usaexportimport.com): USA Export Import is a new generation Vertical Portal (Vortal) focused primarily on export-import business and the international trading. It represents a large-scale (320,000+ page) US-based Export Import Industry b2b Portal, Directory, Trade boards and more while featuring industry-specific information, solutions, resources, services, trade leads, forums, tools, tariffs, duties, taxes and more. The Global Export Import Directory (run by USA Export Import Portal) has a number of results-oriented, easy to implement and affordable advertising options especially tailored for manufacturers, wholesalers, distributors, export import focused companies, departments and organizations, listed and shortly defined are the current advertising options:

—	Featured Companies - Featured Company Listing, the Company listing will always appear on top of all Standard company listings within the USA and industry sector.

—	Banner advertising - Unlimited number of impressions and clicks for banner ads rotating throughout the entire directory and portal both over 320,000 pages per year.

—	Editor's Pick Text Ads - Small target messages appearing on the right side as Editor's Pick of each single page across the entire directory of over 300,000 pages.

—	Home page - Featuring the Company on the home page of the directory (Company name, short description and hyper link to the company’s web site). Reach thousands of export import industry oriented visitors that enter our home page daily.

For a discounted price this advertising and marketing campaign will continue 12 months, offering maximum flexibility to measure, control, and adequately update or change the campaign at any time wanted.

Additionally the company will list itself on B2BYellowpages.com ( http://www.b2byellowpages.com ). B2BYellowpages.com is one of the first vertical online yellow pages for business-to-business (b2b) advertising and commerce. The b2bYellowpages.com directory has grown to include over 100,000 industry specific categories within more than 70 vertical communities, including geographic categories for each town and city throughout the United States.

Competition

The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

There are numerous website that offer the same services we will be offering and will be our major competitors. Our competitive position within the industry is negligible in light of the fact that we have just commenced our operations. Older, well established distributors with records of success will attract qualified clients away from us. Since we have just commenced operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We intend to be able to attract and retain customers by offering a breadth of product selection which is different from the norm. We intend to offer attractive, competitive pricing and will be responsive to all our customers’ needs. Our competitors include:

Z. Reiss & Associates

Z. Reiss serves hundreds of electronics, digital imaging, and computer retailers and government agencies nationwide, offering them access to a vast, multi-million dollar inventory that encompasses everything from consumer electronics, telephones, and home office, to LCD TV's, PDA's, DVD's, digital imaging, flash memory, computer peripherals, printers, photographic supply and more

 Buy 4 Less Electronics Inc.

Buy 4 Less Electronics Inc. is a Wholesale Distributor, Liquidator, and Exporter of Name-Brand Consumer Electronics, Photo, and Computer products. They buy large quantities of product and offer at wholesale cost to large and small businesses and retailers worldwide.

365 Wholesale

365 Wholesale is a very well-established importing and distributing company.

Price Master Corp.

Price Master Corp. is a national distributor of convenience and dollar store products and they have an inventory of over 3000 product lines that include products from leading brands.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Employees

We are a development stage company and have no employees other than our executive officers, Gavriel Bolotin and Eliezer Mehl, who are also members of our board of directors. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers on a voluntary basis. The Company intends to hire a team of 5-10 telemarketing agents who will act as sales representatives on behalf of the company. This telemarketing team will target potential distributors or store owners in an attempt to offer our services. We will also hire additional employees on an as needed basis.

Seasonality

As with most other specialty retailers, our net sales and operating revenues, operating income and cash flows will be greater during the winter holiday season than during other periods of the year.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

The Company’s executive office is located in the home of our president Gavriel Bolotin and is located at 4014 14th Ave. Brooklyn, New York 11218. We use approximately 100 square feet of space in his home on a rent-free basis.

Item 3.       Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the FINRA for our common stock to be eligible for trading on the OTC Counter Bulletin Board. We do not yet have a market maker who has agreed to file such application. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. Consequently, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it (1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. If it meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board. We may not now or ever qualify for quotation on the OTC Bulletin Board.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends

Holders

As of September 12, 2012, there were 9,500,000 shares of common stock issued and outstanding, which were held by 42 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 3, 2010, we issued 5,000,000 shares of our common stock to Mr. Gavriel Bolotin, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company. These shares were issued in exchange for cash in the amount of $500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Bolotin is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On November 3, 2010, we issued 2,500,000 shares of our common stock to Mr. Eliezer Mehl, the Secretary and a director of the Company. These shares were issued in exchange for cash consideration of $250. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. Mr. Mehl is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering

Between January and May 2011, we issued 2,000,000 shares of common stock to 40 investors in a fully subscribed private placement made pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation S. All aforementioned investors were not U.S. persons and acquired the shares for their own account and not on account of any U.S. person and without a present intent to resell or distribute the shares. The consideration paid for such shares was $0.02 per share, amounting in the aggregate to $40,000.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements), which are included elsewhere in this Form 10-K. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements..

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We were incorporated under the laws of the State of Delaware on November 3, 2010.  We are a development company, which plans to engage in the marketing and distribution of consumer electronics, home appliances and plastic housewares which are manufactured in China. Our product line will include fans, alarm clocks, DVD players, radiators, vacuum cleaners, irons, grills, juice squeezers, deep fryers, pancake makers, slow cookers, blenders, microwaves, sandwich makers, coffee makers, toaster ovens, toasters, MP3 & MP4 players, hot water kettles, USB flash drives, memory cards, folding tables and chairs, cutlery sets and disposable tableware, as well as other trendy small electronic gadgets that come to our attention. To date we had one sale in the amount of $5,916 which generated $2,792 in gross profits.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

Our plan of operation is forward looking and there is no assurance that we will ever be able to implement it. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Plan of Operation

Our specific goal is to profitably sell a comprehensive supply of household appliances and electronic devices on our Internet website primarily to distributors and retailers of these products. We do not intend to hire employees until we are fully operational. Our officers and directors will handle our administrative duties.

The Company estimates that it will require an approximate minimum of $78,000 in the next 12 months to implement its activities.  As of April 25, 2012, the Company memorialized an agreement with Mr. Bolotin, our Chief Executive Officer, to borrow up to $100,000 .provided that at no time can we owe more than $25,000 to Mr. Bolotin.. Such funds will be needed for the following purposes:

Purpose	Allocated
Website Maintenance	$20,000
Advertising / Marketing	$23,000
Travel	$10,000
Cost of operating as a public company	$25,000
Total	$78,000

Our website is currently functional but still under minor development. We intend to continue enhancing our website into a state of the art website to promote our products. We are contractually obligated to pay the following to Ulano Web Design (“Ulano”) for the design and maintenance of our web site:

May 1, 2012	$5,000
August 1,2012	$5,000
November 1, 2012	$5,000
February 1, 2013	$5,000

Currently, we have spent $10,281 developing our site. We offer consumer electronics, home appliances and plastic house wares products for sale on our website and/or provide direct links to other websites which we believe will stimulate and interest in our products. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information about the products we sell. We will conduct research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of suppliers and manufacturers of household appliances and small electronics. The cost of the foregoing will be up to $20,000.

Marketing and advertising will be focused on promoting our website to prospective product distributors and retailers. The advertising campaign may also include the design and printing of various sales materials (see Marketing Strategy above). We intend to market our website through traditional sources such as advertising in magazines, newspaper advertising, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 and $30,000. This sum will be utilized to cover the following expenses:

¡	Approximately $13,000 will be needed for hiring WPRS (Website Promotion & Ranking Services) to promote the company’s website for a 24- month period. WPRS will be the priority component of our marketing strategy. Due to the extreme World Wide Web competition, website promotion is the most vital component to get our website on top of the list of competitors.

¡	Approximately $15,000 will be needed for a major advertising campaign in online and offline newspapers such as The New York Times, Washington Post, USA Today, Miami Herald. Online and offline newspapers are the second most important means of advertising.

¡	Approximately $2,000 will be needed for advertising on the USA Export Import Portal, a US-based Export Import Industry b2b Portal, Directory.

¡	Advertising on B2Byellowpages is free of charge.

If and when the Company generates revenues, we intend to hire a team of 5-10 telemarketing agents who will act as sales representatives on behalf of the Company. This telemarketing team will target potential distributors or store owners in an attempt to introduce them to our website. The telemarketing team will be compensated on a commission basis and will not be salaried employees. The exact amount of such commission will be determined upon the hiring of the team. Each telemarketing agent will have an option to work from home or any other location they choose, the Company will not have a separate office to host them. We will also hire additional employees as needed.

The Company anticipates requiring only a limited customer service upon the planned expansion of its operations, and consequently the Company will choose one of the telemarketing agents to act as the customer service representative, for which activity the representative will be paid a salary based on the Company’s financial situation at that time the Company will add more customer service representatives as needed.

An important element of the Company’s marketing efforts will be the Company’s strategy to target professional distributors with extensive experience in distributing the products we will offer. Such professional distributors possess contacts and potential customers of their own. Furthermore, the Company will target retailers that operate country-wide store chains. Such retailers are a potential source of large-scale orders due to the scope of their operations.

The Company anticipates requiring a travel budget of $10,000. In order to build and maintain a better relationship with a distributor or retailer, if needed, The Company’s officers, Messr. Bolotin and Mehl will visit their offices for the purpose of signing an agreement. Depending on the importance of a transaction, the Company will determine whether both or one of the officers will represent the Company.

The Company anticipates that it will generate revenues as soon as its marketing strategy is implemented. The Company expects to implement the marketing strategy within the next 3 months.

The Company will not be conducting any research. The Company does not intend to buy or sell any plant or significant equipment during the next twelve months.

The Company currently does not have sufficient funds to implement its planned activities and will require additional financing. With adequate funding we feel that we will be well positioned to execute our business plan. If for any reason the Company is not able to obtain the afore-mentioned loan in the amount of $85,000 from its officers, the Company will not be able to implement its business plan and expand its operations. In that case, the Company will not require any significant funds during the next 12 months other then the funds necessary to pay the legal fees estimated not to exceed $15,000 and the fee of $5,000 due in each of May, August and November 2012 to Ulano for the website design and maintenance, as described above. Mr. Bolotin, our President and Chief Executive Officer, has agreed to provide the Company with the funds needed to meet its current obligations for legal fees and payments to Ulano if the Company is unable to raise additional funding during the next two years. Mr. Bolotin has executed a promissory note as of April 25, 2012 in favor of the Company whereby he agreed to lend us up to $100,000 over the next two years. provided that at no time can we owe more than $25,000 to Mr. Bolotin. We are currently indebted to Mr. Bolotin in the amount of $9,268. No interest accrues on the outstanding principal under the terms of this note.

Liquidity and Capital Resources

As of May 31, 2012, the Company had no cash balance. The Company does not have sufficient funds to fund its expenses over the next twelve months. Although the Company raised $40,000 in a fully subscribed private placement completed in May 2011, there can be no assurance that additional capital will be available to the Company. Mr. Bolotin, our President and Chief Executive Officer, has agreed to provide the Company with the funds needed to meet its current obligations for legal fees and payments to Ulano if the Company is unable to raise additional funding during the next two years Since the Company has no other financial arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company will not be able to continue or expand operations without the afore-mentioned loan,

Results of Operations

For the year ended May 31, 2012

Revenues

The Company did not generate any revenues during the year ended May 31, 2012.

Total operating expenses

During the year ended May 31, 2012, total operating expenses were $36,606 resulting in a loss from operations of $36,606. The operating expenses consisted of professional fees of $16,025, general and administrative expenses of $4,686, travel expenses of $2,777, filing fees of $2,837 and consulting expenses of $10,281.

Net loss

During the year ended May 31, 2012, the Company had a net loss of $36,606.

For the period from November 3, 2010 (inception) to May 31, 2012 and May 31, 2011

Revenues

The Company had $5,916 of revenues for the periods from November 3, 2010 (inception) through May 31, 2012 and from November 3, 2010 (inception) through May 31, 2011.

Total operating expenses

During the period from November 3, 2010 (inception) through May 31, 2012, total operating expenses were $57,790, resulting in a loss from operations of $54,998. The operating expenses consisted of professional fees in the amount of $29,775, general and administrative expenses of $7,874, travel expenses of $5,382, filing fees of $2,837, telephone of $1,641 and consulting expenses of $10,281.

During the period from November 3, 2010 (inception) through May 31, 2011, total operating expenses were $21,184, resulting in a loss from operations of $18,392. The operating expenses consisted of professional fees in the amount of $13,750, general and administrative expenses of $3,188, travel expenses of $2,605 and telephone of $1,641.

Net loss

During the period from November 3, 2010 (Iiception) through May 31, 2012, the Company had a net loss of $54,998. During the period from November 3, 2010 (inception) through May 31, 2011, the Company had a net loss of $18,392.

Going Concern Consideration

We incurred a net loss of $54,998 for the period from November 3, 2010 (inception) through May 31, 2012. Our independent auditors have included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. The Company is in the development stage, and has limited revenues to cover its operating costs. As such, it has incurred an operating loss since inception. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.        Financial Statements.

[TO BE INSERTED]

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of May 31, 2012, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012. Based upon information provided by the Company’s principal independent accountant, management believes that the the Company’s internal control over financial reporting was not effective and that the following material weaknesses exist in our internal control over financial reporting as of May 31, 2012:

(i) lack of personnel with sufficient knowledge of generally accepted accounting principles to enable the Company to record certain financial transactions appropriately;

(ii) lack of independent audit committee to oversee the Company’s independent audit process; and

(iii) lack of segregation of duties to reduce opportunities for fraud or error due to the Company’s President, Chief Executive Officer, Chief Financial Officer and Treasurer performing all transactional duties related to the financial statements.

Management is aware of the risks associated with the above weaknesses. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such weaknesses and that the potential benefits of adding employees with greater knowledge of accounting principles and to segregate duties does not justify the substantial expense associated with such increases. It is also recognized that the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
Gavriel Bolotin	26	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Eliezer Mehl	23	Secretary and Director

Gavriel Bolotin has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a director of the Company since its inception. In addition to his position with Plesk Corp., since March 2008, Mr. Bolotin has been a sales manager of Sabra Dipping Company in Brooklyn, New York. Sabra Dipping Company is a manufacturer of authentic Mediterranean-style refrigerated dips and spreads.  From March 2006 through February 2008, Mr. Bolotin was an assistant sales manager of Sterns Exclusive Furniture in Brooklyn, New York and from January 2005 to March 2006, Mr. Bolotin was a salesman at Zemels Supermarket in Brooklyn, New York. From September 2000 through July 2004, Mr. Bolotin studied at the Bobov Yeshiva High School in Brooklyn, New York. Mr. Bolotin’s business experience in management and sales is well suited to the requirements on him to carry out the Company’s business plan and led to the decision that Mr. Bolotin should serve as a director.

Eliezer Mehl has been the Secretary and a director of the Company since its inception.  He has been a Manager of the recruitment unit of Agel enterprises, an international multi level marketing company since June 2009, where he supervises the process of recruiting new potential customers, customer service and arranging public meetings. From September 2006 to June 2009, Mr. Mehl was a telemarketing superviser at Bonei Olam, a worldwide organization that assists with funding for all aspects of infertility related treatments. From the year September 2002 through June 2005, Mr. Mehl studied at the Yeshiva Chassidei Gur High School in Brooklyn, New York. Mr. Mehl’s business experience in marketing and customer services is well suited to the requirements on him to carry out the Company’s business plan and led to the decision that Mr. Mehl should serve as a director.

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Our executive officers and directors are not yet subject to the Section 16(a) filing requirements.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.    Executive Compensation.

Summary Compensation

Since our incorporation on November 3, 2010, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on November 3, 2010, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on November 3, 2010, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on November 3, 2010, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Outstanding Equity Awards

Our executive officers and directors do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of September 12, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,500,000 shares of our common stock issued and outstanding as of September 12, 2012.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Plesk Corp., 4014 14th Avenue, Brooklyn, New York 11218.  Our telephone number is 1-888-414-1634.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Gavriel Bolotin	5,000,000	52.6%

Eliezar Mehl	2,500,000	26.3%

Directors and officers as a group (2 persons)	7,500,000	78.9%

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

On April 25, 2012, Gavriel Bolotin, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director, agreed to lend the Company up to $100,000 over the next two years. provided that at no time can we owe more than $25,000 to Mr. Bolotin. We are currently indebted to Mr. Bolotin in the amount of $9,268. No interest accrues on the outstanding principal under the terms of this note. All outstanding principal is due no later than April 25, 2014.

On November 3, 2010, we issued 5,000,000 shares of our common stock to Gavriel Bolotin, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director.  These shares were issued in exchange for cash in the amount of $500. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  As an officer and director of the Company, Mr. Bolotin had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On November 3, 2010, we issued 2,500,000 shares of our common stock to Eliezer Mehl, the Secretary and a director of the Company.  These shares were issued in exchange for cash consideration of $250.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  As an officer and director of the Company, Mr. Mehl had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Since inception, Gavriel Bolotin, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director has provided office space to the Company and other office administrative resources to the Company at no cost.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant is D. Brooks and Associates CPA’s P.A.Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended May 31, 2012	Fiscal Year Ended May 31, 2011
Audit Fees	$6,500	$3,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of May 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Agreement dated May 1, 2011 with Ulano Web Design (1)
10.3	Promissory Note dated April 25, 2012 issued by Gabriel Bolotin to Plesk Corp.(2)
10.4	Product Purchase Agreement dated June 25, 2012 with Eagle Tronics Ltd.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1) Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1 filed on July 20, 2011

(2) Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1/A filed on April 26, 2012.

 SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLESK CORP.

Dated: September 13, 2012	By:	/s/Gavriel Bolotin
Name: Gavriel Bolotin
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2012	By:	/s/ Gavriel Bolotin
Name: Gavriel Bolotin
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: September 13, 2012	By:	/s/ Eliezer Mehl
Name: Eliezer Mehl
Title: Secretary and Director

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MAY 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Plesk Corp. (A Development Stage Company)

We have audited the accompanying balance sheets of Plesk Corp. (A Development Stage Company) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended May 31, 2012 and the periods from November 3, 2010 (inception) through May 31, 2012 and 2011. Plesk Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plesk Corp. as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended May 31, 2012 and for the periods from November 3, 2010 (inception) through May 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, and has limited revenues to cover its operating costs. As such, it has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

D. Brooks and Associates CPA’s P.A.

West Palm Beach, FL

September 13, 2012

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	2012	2011

Current Assets:
Cash and cash equivalents	$-	$13,641
Accounts receivable	-	5,916

Total current assets	-	19,557

Property and Equipment:
Computer equipment	2,034	2,034
Less: accumulated depreciation	(989)	(311)

Total property and equipment, net	1,045	1,723

Total Assets	$1,045	$21,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$10,762	$750
Loans from related parties - directors and stockholders	6,359	-

Total current liabilities	17,121	750

Total liabilities	17,121	750

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 100,000,000 shares authorized; 9,500,000 shares issued and outstanding	950	950
Additional paid-in capital	37,972	37,972
Deficit accumulated during the development stage	(54,998)	(18,392)

Total stockholders' equity (deficit)	(16,076)	20,530

Total Liabilities and Stockholders' Equity (Deficit)	$1,045	$21,280

The accompanying notes to financial statements are

an integral part of these statements

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

		From	From
	Year	November 3, 2010	November 3, 2010
	Ended	(inception) through	(inception) through
	May 31,	May 31,	May 31,
	2012	2011	2012

Revenues	$-	$5,916	$5,916

Total revenues	-	5,916	5,916

Cost of Goods Sold	-	3,124	3,124

Total cost of goods sold	-	3,124	3,124

Gross Profit	-	2,792	2,792

Expenses:
General and administrative	4,686	3,188	7,874
Consulting	10,281	-	10,281
Filing fees	2,837	-	2,837
Professional fees	16,025	13,750	29,775
Telephone	-	1,641	1,641
Travel expenses	2,777	2,605	5,382

Total expenses	36,606	21,184	57,790

Loss from Operations	(36,606)	(18,392)	(54,998)

Provision for income taxes	-	-	-

Net Loss	$(36,606)	$(18,392)	$(54,998)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,500,000	7,005,024

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 3, 2010 (INCEPTION)

THROUGH MAY 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance - November 3, 2010 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash ($.0001 per share)	7,500,000	750	-	-	750

Common stock issued for cash ($.02 per share)	2,000,000	200	39,800	-	40,000

Payment of common stock issuance costs	-	-	(1,828)	-	(1,828)

Net loss for the period	-	-	-	(18,392)	(18,392)

Balance - May 31, 2011	9,500,000	950	37,972	(18,392)	20,530

Net loss for the period	-	-	-	(36,606)	(36,606)

Balance - May 31, 2012	9,500,000	$950	$37,972	$(54,998)	$(16,076)

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		From	From
	Year	November 3, 2010	November 3, 2010
	Ended	(inception) through	(inception) through
	May 31,	May 31,	May 31,
	2012	2011	2012

Operating Activities:
Net loss	$(36,606)	$(18,392)	$(54,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	678	311	989
Changes in net assets and liabilities-
Decrease in accounts receivable	5,916	(5,916)	-
Increase in accounts payable and accrued liabilities	10,012	750	10,762

Net Increase in Cash Used in Operating Activities	(20,000)	(23,247)	(43,247)

Investing Activities:
Purchase of computer equipment	-	(2,034)	(2,034)

Net Cash Used in Investing Activities	-	(2,034)	(2,034)

Financing Activities:
Advances from stockholders	6,359	-	6,359
Net proceeds from issuance of common stock	-	38,922	38,922

Net Cash Provided by Financing Activities	6,359	38,922	45,281

Net (Decrease) Increase in Cash	(13,641)	13,641	-

Cash - Beginning of Period	13,641	-	-

Cash - End of Period	$-	$13,641	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Plesk Corp. (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to import consumer electronics, home appliances and plastic housewares. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Development Stage

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business.  The Company maintains an allowance for doubtful accounts receivable based upon historical collection experience and expected collectability of the accounts receivable.  In an effort to reduce credit risk, the Company (i) has established credit limits for all of its customer relationships, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

Property and Equipment

Property and equipment consists of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense totaled $678 for the year ended May 31, 2012, and $311and $989 for the periods from November 3, 2010 (inception) through May 31, 2011 and May 31, 2012, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the accompanying statement of operations and totaled $574 for the periods from November 3, 2010 (inception) through May 31, 2011 and 2012. There were no such costs incurred during the year ended May 31, 2012.

Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled and $221during the year ended May 31, 2012 and $423 for the period from November 3, 2010 (inception) through May 31, 2012 and 2011, respectively.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the period from November 3, 2010 (inception) through May 31, 2012.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of May 31, 2012, the carrying value of accounts payable and accrued liabilities and loans from related parties approximated fair value due to the short-term nature of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through May 31, 2012. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of May 31.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

2. Concentration of Credit Risk

All of the Company’s sales for the period from November 3, 2010 (inception) through May 31, 2012 are attributed to one customer.  All of the related purchases were from one vendor.

3.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from November 3, 2010 (inception) to May 31, 2012 of $54,998.  Implementation of the Company’s business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

Management’s goal is to profitably sell a comprehensive supply of household appliances and electronic devices on its Internet website primarily to distributors and retailers of these products. The Company has begun to establish its office and acquire the equipment needed to begin operations. The Company does not intend to hire employees until it is fully operational. Its officers and directors will provide all necessary administrative services until such time.

The Company plans to complete construction of and continue enhancing its website. Management will focus its marketing and advertising efforts on promoting its website to prospective product distributors and retailers through traditional sources such as advertising in magazines, newspaper advertising, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.

Once the website is fully functional, management intends to hire a team of 5-10 telemarketing agents who will act as sales representatives on behalf of the Company. This telemarketing team will target potential distributors or store owners in an attempt to introduce them to the website. Management will also hire additional employees on an as needed basis.

Management anticipates that the Company will generate revenues as soon as it is able to offer products for sale on its website.

There can be no assurance that the Company will be successful in implementing its plans or achieving profitable operations.

4.  Common Stock

On December 8, 2010, the Company issued 7,500,000 shares of common stock to the officers and directors of the Company for cash proceeds of $750.

During the period from November 3, 2010 (inception) through May 31, 2011 the company issued 2,000,000 shares of its common stock for net proceeds of $38,922, par value $0.0001 per share, at an offering price of $0.02 per share.

5.  Income Taxes

The provision for income taxes for the year ended May 31, 2012 and the period from November 3, 2010 (inception) through May 31, 2011 consisted of the following:

	2012	2011
Current
Federal	$-	$-
State	-	-
Deferred
Federal	12,446	6,253
State	-	-
Change in valuation allowance	(12,446)	(6,253)
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

		November 3, 2010
		(Inception) Through
	May 31, 2012	May 31, 2011
Income tax at statutory rate	34.00%	34.00%
Change in valuation allowance	(34.00)	(34.00)
Total	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance. The Company’s deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of May 31, 2012 are as follows:

	2012	2011
Net operating loss	$18,699	$6,253
Gross deferred tax assets:	18,699	6,253
Less: valuation allowance	(18,699)	(6,253)
Net deferred tax asset	$-	$-

As of May 31, 2012 the Company had a net operating loss carry-forward of approximately $55,000 which may be used to offset future taxable income and expires in 2031.

6.   Related Party and Transactions

On December 8, 2010, the Company issued 7,500,000 shares of common stock to the officers and directors of the Company for cash proceeds of $750.

During the period from November 3, 2010 (inception) through May 31, 2011, a stockholder advanced $13,525 to the Company for working capital purposes. These amounts were non-interest bearing, due on demand, and repaid during the year ended May 31, 2011.

During the year ended May 31, 2012, the Company’s officer and director advanced $6,359 to the Company for working capital purposes.

On April 25, 2012, the Company’s officer and director agreed to lend the Company up to $100,000 over the next two years provided that at no time can the principal amount outstanding exceed $25,000. No interest accrues on the outstanding principal under the terms of this note. All outstanding principal is due no later than April 25, 2014.

7.  Commitments

In November 2010, the Company entered into an agreement for website design and maintenance services to be provided over a two year period beginning in May 2011.  Pursuant to the terms of the agreement, the total fee of $20,000 is payable in four installments of $5,000 each in May 2012, August 2012, November 2012 and February 2013. The Company has accrued $10,000 for this agreement as of May 31, 2012. Total expenses recognized for this agreement totaled $10,000 for the year ended May 31, 2012 and for the period from November 3, 2010 (inception) through May 31, 2012.

