Form 10-Q
period 2012-08-31
PLESK CORP
filed 2012-10-22
CIK 1511735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-175667

PLESK CORP.

(Exact name of registrant as specified in its charter)

Delaware	27-3848069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4014 14th Avenue

Brooklyn, NY 11218

(Address of principal executive offices)

(888) 414-1634

(Registrant’s telephone number, including area code)

________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 18, 2012, 9,500,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

AUGUST 31, 2012

Financial Statements

Balance Sheets as of August 31, 2012 (unaudited) and May 31, 2012 (audited)	F-2

Statements of Operations for the Three Months Ended August 31, 2012 and August 31, 2011 and from November 3, 2010 (Inception) Through August 31, 2012 (unaudited)	F-3

Statement of Stockholders’ Deficit for the Periods from November 3, 2010 (Inception) Through August 31, 2012 (unaudited)	F-4

Statements of Cash Flows for the Three Months Ended August 31, 2012 and 2011 and for the period November 3, 2010 (Inception) Through August 31, 2012 (unaudited)	F-5

Notes to Financial Statements	F-6

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	As of	As of
	August 31,	May 31,
	2012	2012
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$406	$-

Total current assets	406	-

Property and Equipment:
Computer equipment	2,034	2,034
Less: accumulated depreciation	(1,159)	(989)

Total property and equipment, net	875	1,045

Total Assets	$1,281	$1,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$14,508	$10,762
Loans from related parties - directors and stockholders	12,009	6,359

Total current liabilities	26,517	17,121

Total liabilities	26,517	17,121

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 100,000,000 shares
authorized; 9,500,000 shares issued and outstanding	950	950
Additional paid-in capital	37,972	37,972
Deficit accumulated during the development stage	(64,158)	(54,998)

Total stockholders' deficit	(25,236)	(16,076)

Total Liabilities and Stockholders' Deficit	$1,281	$1,045

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

			From
	Three Months	Three Months	November 3, 2010
	Ended	Ended	(inception) through
	August 31,	August 31,	August 31,
	2012	2011	2012

Revenues	$-	$-	$5,916

Total revenues	-	-	5,916

Cost of Goods Sold	-	-	3,124

Total cost of goods sold	-	-	3,124

Gross Profit	-	-	2,792

Expenses:
General and administrative	1,109	562	8,984
Consulting	2,521	165	12,802
Filing Fees	-	1,503	2,837
Professional fees	5,369	7,000	35,144
Telephone	61	-	1,702
Travel expenses	100	2,764	5,481

Total expenses	9,160	11,994	66,950

Loss from Operations	(9,160)	(11,994)	(64,158)

Provision for income taxes	-	-	-

Net Loss	$(9,160)	$(11,994)	$(64,158)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,500,000	9,500,000

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIODS FROM NOVEMBER 3, 2010 (INCEPTION)

THROUGH AUGUST 31, 2012

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance - November 3, 2010 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash ($.0001 per share)	7,500,000	750	-	-	750

Common stock issued for cash ($.02 per share)	2,000,000	200	39,800	-	40,000

Payment of common stock issuance costs	-	-	(1,828)	-	(1,828)

Net loss for the period	-	-	-	(18,392)	(18,392)

Balance - May 31, 2011	9,500,000	950	37,972	(18,392)	20,530

Net loss for the period	-	-	-	(36,606)	(36,606)

Balance - May 31, 2012	9,500,000	$950	$37,972	$(54,998)	$(16,076)

Net loss for the period	-	-	-	(9,160)	(9,160)

Balance - August 31, 2012	9,500,000	$950	$37,972	$(64,158)	$(25,236)

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
	Three Months	Three Months	November 3, 2010
	Ended	Ended	(inception) through
	August 31,	August 31,	August 31,
	2012	2011	2012

Operating Activities:
Net loss	$(9,160)	$(11,994)	$(64,158)
Depreciation	170	-	1,159
Decrease in accounts receivable	-	2,958	-
Increase in accounts payable and accrued liabilities	3,746	(750)	14,508

Net Increase in Cash Used in Operating Activities	(5,244)	(9,786)	(48,491)

Investing Activities:
Purchase of computer equipment	-	-	(2,034)

Net Cash Used in Investing Activities	-	-	(2,034)

Financing Activities:
Advances from stockholders	5,650	-	12,009
Net proceeds from issuance of common stock	-	-	38,922

Net Cash Provided by Financing Activities	5,650	-	50,931

Net (Decrease) Increase in Cash	406	(9,786)	406

Cash - Beginning of Period	-	13,641	-

Cash - End of Period	$406	$3,855	$406

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

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

Property and Equipment

Property and equipment consists of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense totaled $170 and $0 for the three months ended August 31, 2012, and August 31, 2011, respectively and $1,159 for the period from November 3, 2010 (inception) through August 31, 2012.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the accompanying statement of operations and totaled $574 for the period from November 3, 2010 (inception) through August 31, 2012. There were no such costs incurred during the three months ended August 31, 2012 and August 31, 2011 .

Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $0 during the three months ended August 31, 2012 and $644 for the period from November 3, 2010 (inception) through August 31, 2012.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the period from November 3, 2010 (inception) through August 31, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of August 31, 2012, the carrying value of accounts payable and accrued liabilities and loans from related parties approximated fair value due to the short-term nature of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through August 31, 2012. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of May 31.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

2. Concentration of Credit Risk

All of the Company’s sales for the period from November 3, 2010 (inception) through August 31, 2012 are attributed to one customer.  All of the related purchases were from one vendor.

3.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from November 3, 2010 (inception) to August 31, 2012 of $64,158.  Implementation of the Company’s business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

5.  Income Taxes

As of August 31, 2012 the Company had a net operating loss carry-forward of approximately $63,000 which may be used to offset future taxable income and expires in 2031.

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

During the year ended May 31, 2012, a stockholder advanced $6,359 to the Company for working capital purposes. These amounts are non-interest bearing, due on demand, and remain outstanding as of August 31, 2012.

During the three months ended August 31, 2012, a stockholder advanced $5,650 to the Company for working capital purposes. These amounts are non-interest bearing, due on demand, and remain outstanding as of August 31, 2012.

7.  Commitments

In November 2010, the Company entered into an agreement for website design and maintenance services to be provided over a two year period beginning in May 2011.  Pursuant to the terms of the agreement, the total fee of $20,000 is payable in four installments of $5,000 each in May 2012, August 2012, November 2012 and February 2013. The Company has accrued $12,521 for this agreement as of August 31, 2012. Total expenses recognized for this agreement totaled $2,521 for the three months ended August 31, 2012 and for the period from November 3, 2010 (inception) through August 31, 2012.

Item 2.      Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “Plesk”, “we,” “our” or “us” refer to Plesk Corp. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company’s Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 14, 2012.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

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

Currently, we have spent $10,281 developing our site. We offer consumer electronics, home appliances and plastic house wares products for sale on our website and/or provide direct links to other websites which we believe will stimulate and interest in our products. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information about the products we sell. We will conduct research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of suppliers and manufacturers of household appliances and small electronics. We believe that the cost of the foregoing will be up to $20,000.

Marketing and advertising will be focused on promoting our website to prospective product distributors and retailers. The advertising campaign may also include the design and printing of various sales materials. We intend to market our website through traditional sources such as advertising in magazines, newspaper advertising, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 and $30,000. This sum will be utilized to cover the following expenses:

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

The Company anticipates requiring only a limited customer service upon the planned expansion of its operations, and consequently the Company will choose one of the telemarketing agents to act as the customer service representative, for which activity the representative will be paid a salary based on the Company’s financial situation at that time. The Company will add more customer service representatives as needed.

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

The Company anticipates requiring a travel budget of $10,000. In order to build and maintain a better relationship with a distributor or retailer, if needed, the Company’s officers, Messrs. Bolotin and Mehl, will visit their offices for the purpose of signing an agreement. Depending on the importance of a transaction, the Company will determine whether both or one of the officers will represent the Company.

The Company anticipates that it will generate revenues as soon as its marketing strategy is implemented. The Company expects to implement its marketing strategy within the next 2 months.

The Company will not be conducting any research. The Company does not intend to buy or sell any plant or significant equipment during the next twelve months.

The Company currently does not have sufficient funds to implement its planned activities and will require additional financing. With adequate funding we feel that we will be well positioned to execute our business plan. If for any reason the Company is not able to obtain a loan in the amount of $85,000 from its officers, the Company will not be able to implement its business plan and expand its operations. In that case, the Company will not require any significant funds during the next 12 months other then the funds necessary to pay the legal fees estimated not to exceed $15,000 and the fee of $5,000 due in each of November 2012 and February 2013 to Ulano for the website design and maintenance, as described above. Mr. Bolotin, our President and Chief Executive Officer, has agreed to provide the Company with the funds needed to meet its current obligations for legal fees and payments to Ulano if the Company is unable to raise additional funding during the next two years. Mr. Bolotin has executed a promissory note as of April 25, 2012 in favor of the Company whereby he agreed to lend us up to $100,000 over the next two years. provided that at no time can we owe more than $25,000 to Mr. Bolotin. We are currently indebted to Mr. Bolotin in the amount of $12,009. No interest accrues on the outstanding principal under the terms of this note.

Results of Operations

For the three months ended August 31, 2012 and August 31, 2011

Revenues

The Company did not generate any revenues during the three months ended August 31, 2012. The Company also did not generate any revenues during the three months ended August 31, 2011.

Total operating expenses

During the three months ended August 31, 2012, total operating expenses were $9,160. The operating expenses consisted of professional fees of $5,369, general and administrative expenses of $1,109, consulting fees of $2,521 and telephone and travel expense of $161, as compared with total operating expenses of $11,994 during the three months ended August 31, 2011, which consisted of professional fees of $7,000, filing fees of $1,503, travel expenses of $2,764 and general and administrative and consulting expenses of $727.

Net loss

During the three months ended August 31, 2012, the Company had a net loss of $9,160 compared with a net loss of $11,994 for the three months ended August 31, 2011.

Liquidity and Capital Resources

As of August 31, 2012, the Company had a cash balance of $406. The Company does not have sufficient funds to fund its expenses over the next twelve months. Although the Company raised $40,000 in a fully subscribed private placement completed in May 2011, there can be no assurance that additional capital will be available to the Company. Mr. Bolotin, our President and Chief Executive Officer, has agreed to provide the Company with the funds needed to meet its current obligations for legal fees and payments to Ulano if the Company is unable to raise additional funding during the next two years Since the Company has no other financial arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company will not be able to continue or expand operations without the afore-mentioned loan,

Going Concern Consideration

We incurred a net loss of $64,158 for the period from November 3, 2010 (inception) through August 31, 2012. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal year ending May 31, 2012 regarding concerns about our ability to continue as a going concern. Such financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. The Company is in the development stage, and has limited revenues to cover its operating costs. As such, it has incurred an operating loss since inception. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of August 31, 2012, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Based upon information provided by the Company’s principal independent accountant, management believes that the Company’s internal control over financial reporting was not effective as of August 31, 2012, and that the following material weaknesses exist in our internal control over financial reporting as of such date:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLESK CORP.

Dated: October 22, 2012	By	/s/Gavriel Bolotin
Name: Gavriel Bolotin
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and director (Principal Executive Officer and Principal Financial and Accounting Officer)

