Form 10-Q
period 2012-11-30
PLESK CORP
filed 2013-01-22
CIK 1511735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of January 19, 2013, 9,500,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

Financial Statements

Balance Sheets as of November 30, 2012 (unaudited) and May 31, 2012 (audited)	2

Statements of Operations for the Three Months and Six Month Ended November 30, 2012 and 2011 and from November 3, 2010 (Inception) Through November 30, 2012 (unaudited)	3

Statement of Stockholders’ Deficit for the Periods from November 3, 2010 (Inception) Through November 30, 2012 (unaudited)	4

Statements of Cash Flows for the Six Months Ended November 30, 2012 and 2011 and from November 3, 2010 (Inception) Through November 30, 2012 (unaudited)	5

Notes to Financial Statements	6

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	As of	As of
	November 30,	May 31,
	2012	2012
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$3,340	$-

Total current assets	3,340	-

Property and Equipment:
Computer equipment	2,034	2,034
Less: accumulated depreciation	(1,329)	(989)

Total property and equipment, net	705	1,045

Total Assets	$4,045	$1,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$21,021	$10,762
Loans from related parties - directors and stockholders	11,318	6,359
Deferred Revenue	19,795	-

Total current liabilities	52,134	17,121

Total liabilities	52,134	17,121

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $.0001 per share, 100,000,000 shares
authorized; 9,500,000 shares issued and outstanding	950	950
Additional paid-in capital	37,972	37,972
Deficit accumulated during the development stage	(87,011)	(54,998)

Total stockholders' deficit	(48,089)	(16,076)

Total Liabilities and Stockholders' Deficit	$4,045	$1,045

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					From
					November 3, 2010
	Three Months Ended		Six Months Ended		(inception) through
	November 30,		November 30,		November 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$5,916

Total revenues	-	-	-	-	5,916

Cost of Goods Sold	-	-	-	-	3,124

Total cost of goods sold	-	-	-	-	3,124

Gross Profit	-	-	-	-	2,792

Expenses:
General and administrative	304	1,430	986	1,992	10,502
Consulting	5,000	5,116	7,521	5,281	17,802
Filing Fees	2,413	-	2,413	1,503	5,249
Professional fees	15,624	1,775	20,993	8,775	50,768
Travel expenses	-	13	100	2,777	5,482

Total expenses	23,341	8,334	32,013	20,328	89,803

Loss from Operations	(23,341)	(8,334)	(32,013)	(20,328)	(87,011)

Provision for income taxes	-	-	-	-	-

Net Loss	$(23,341)	$(8,334)	$(32,013)	$(20,328)	$(87,011)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,500,000	9,500,000	9,500,000

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIODS FROM NOVEMBER 3, 2010 (INCEPTION)

THROUGH NOVEMBER 30, 2012

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance - November 3, 2010 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash ($.0001 per share)	7,500,000	750	-	-	750

Common stock issued for cash ($.02 per share)	2,000,000	200	39,800	-	40,000

Payment of common stock issuance costs	-	-	(1,828)	-	(1,828)

Net loss for the period	-	-	-	(18,392)	(18,392)

Balance - May 31, 2011	9,500,000	950	37,972	(18,392)	20,530

Net loss for the period	-	-	-	(36,606)	(36,606)

Balance - May 31, 2012	9,500,000	950	37,972	(54,998)	(16,076)

Net loss for the period	-	-	-	(32,013)	(32,013)

Balance - November 30, 2012	9,500,000	$950	$37,972	$(87,011)	$(48,089)

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			November 3, 2010
	Six Months Ended		(inception) through
	November 30,		November 30,
	2012	2011	2012

Operating Activities:
Net loss	$(32,013)	$(20,328)	$(87,011)
Depreciation	339	339	1,328
Decrease in accounts receivable	-	5,916	-
Increase in accounts payable and accrued liabilities	10,259	6,025	21,021
Increase in deferred revenue	19,795	-	19,795

Net Cash Used in Operating Activities	(1,620)	(8,048)	(44,867)

Investing Activities:
Purchase of computer equipment	-	-	(2,034)

Net Cash Used in Investing Activities	-	-	(2,034)

Financing Activities:
Net advances from stockholders	4,960	-	11,319
Net proceeds from issuance of common stock	-	-	38,922

Net Cash Provided by Financing Activities	4,960	-	50,241

Net (Decrease) Increase in Cash	3,340	(8,048)	3,340

Cash - Beginning of Period	-	13,641	-

Cash - End of Period	$3,340	$5,593	$3,340

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these statements.

PLESK CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

(Unaudited)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of November 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2012, and the results of its operations and its cash flows for the periods ended November 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of May 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Property and Equipment

Property and equipment consists of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense totaled $339 and $339 for the six months ended November 30, 2012, and 2011, respectively and $1,328 for the period from November 3, 2010 (inception) through November 30, 2012.

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

Deferred Revenue

Deferred revenue represents payments received for future sales.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the accompanying statement of operations and totaled $574 for the period from November 3, 2010 (inception) through November 30, 2012. There were no such costs incurred during the three and six months ended November 30, 2012 and 2011 .

Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $0 during the three and six months ended November 30, 2011 and $644 for the period from November 3, 2010 (inception) through November 30, 2012.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the period from November 3, 2010 (inception) through November 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of November 30, 2012, the carrying value of accounts payable and accrued liabilities and loans from related parties approximated fair value due to the short-term nature of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through November 30, 2012. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of May 31.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

2. Concentration of Credit Risk

All of the Company’s sales for the period from November 3, 2010 (inception) through November 30, 2012 are attributed to one customer.  All of the related purchases were from one vendor.

3.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from November 3, 2010 (inception) to November 30, 2012 of $87,011.  Implementation of the Company’s business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the period from November 3, 2010 (inception) through May 31, 2011 the company issued 2,000,000 shares of its common stock for net proceeds of $38,172, par value $0.0001 per share, at an offering price of $0.02 per share.

5.  Income Taxes

As of November 30, 2012 the Company had a net operating loss carry-forward of approximately $87,000 which may be used to offset future taxable income and expires in 2031.

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

During the year ended May 31, 2012, a stockholder advanced $6,359 to the Company for working capital purposes. These amounts are non-interest bearing, due on demand, and remain outstanding as of November 30, 2012.

During the six months ended November 30, 2012, a stockholder advanced $4,959 to the Company for working capital purposes. These amounts are non-interest bearing, due on demand, and remain outstanding as of November 30, 2012.

7.  Commitments

In November 2010, the Company entered into an agreement for website design and maintenance services to be provided over a two year period beginning in May 2011.  Pursuant to the terms of the agreement, the total fee of $20,000 is payable in four installments of $5,000 each in May 2012, August 2012, November 2012, and February 2013. The Company has accrued $17,521 for this agreement as of November 30, 2012. Total expenses recognized for this agreement totaled $5,000 and $7,521 for the three and six months ended November 30, 2012 respectively and $17,521 for the period from November 3, 2010 (inception) through November 30, 2012.

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

Currently, we have incurred $17,521 developing our site, none of which has been paid. We offer consumer electronics, home appliances and plastic house wares products for sale on our website and/or provide direct links to other websites which we believe will stimulate and interest in our products. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information about the products we sell. We will conduct research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of suppliers and manufacturers of household appliances and small electronics. We believe that the cost of the foregoing will be up to $20,000.

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

The Company currently does not have sufficient funds to implement its planned activities and will require additional financing. With adequate funding we feel that we will be well positioned to execute our business plan. If for any reason the Company is not able to obtain a loan in the amount of $85,000 from its officers, the Company will not be able to implement its business plan and expand its operations. In that case, the Company will not require any significant funds during the next 12 months other then the funds necessary to pay the legal fees estimated not to exceed $15,000 and the fee of $20,000 for the website design and maintenance, as described above. Mr. Bolotin, our President and Chief Executive Officer, has agreed to provide the Company with the funds needed to meet its current obligations for legal fees and payments to Ulano if the Company is unable to raise additional funding during the next two years. Mr. Bolotin has executed a promissory note as of April 25, 2012 in favor of the Company whereby he agreed to lend us up to $100,000 over the next two years. provided that at no time can we owe more than $25,000 to Mr. Bolotin. We are currently indebted to Mr. Bolotin in the amount of $11,319. No interest accrues on the outstanding principal under the terms of this note.

Results of Operations

For the three months ended November 30, 2012 and November 30, 2011

Revenues

The Company did not generate any revenues during the three months ended November 30, 2012. The Company also did not generate any revenues during the three months ended November 30, 2011.

Total operating expenses

During the three months ended November 30, 2012, total operating expenses were $23,341. The operating expenses consisted of professional fees of $15,624, general and administrative expenses of $304, consulting fees of $5,000 and filing fees of $2,413, as compared with total operating expenses of $8,334 during the three months ended November 30, 2011, which consisted of professional fees of $1,775, consulting fees of $5,116, travel expenses of $13 and general and administrative expenses of $1,429. The reason for the increase was primarily due to the FINRA application and audit fees incurred in the quarter ended November 30, 2012

Net loss

During the three months ended November 30, 2012, the Company had a net loss of $23,341 compared with a net loss of $8,334 for the three months ended November 30, 2011.

For the six months ended November 30, 2012 and November 30, 2011

Revenues

The Company did not generate any revenues during the six months ended November 30, 2012. The Company also did not generate any revenues during the six months ended November 30, 2011.

Total operating expenses

During the six months ended November 30, 2012, total operating expenses were $32,013. The operating expenses consisted of professional fees of $20,993, general and administrative expenses of $986, consulting fees of $7,521 and filing fees of $2,413, as compared with total operating expenses of $20,328 during the six months ended November 30, 2011, which consisted of professional fees of $8,775, consulting fees of $5,281, filing fees of 1,503 travel expenses of $2,777 and general and administrative expenses of $1,992. The reason for the increase was primarily due to the $12,000 FINRA application fees incurred in 2012 Net loss

During the six months ended November 30, 2012, the Company had a net loss of $32,013 compared with a net loss of $20,328 for the six months ended November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2012, the Company had a cash balance of $3,340. The Company does not have sufficient funds to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Mr. Bolotin, our President and Chief Executive Officer, has agreed to provide the Company with the funds needed to meet its current obligations for legal fees and payments to Ulano if the Company is unable to raise additional funding during the next two years. Since the Company has no other financial arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company will not be able to continue or expand operations without the afore-mentioned loan,

Going Concern Consideration

We incurred a net loss of $87,011 for the period from November 3, 2010 (inception) through November 30, 2012. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal year ending May 31, 2012 regarding concerns about our ability to continue as a going concern. Such financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of November 30, 2012, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Based upon information provided by the Company’s principal independent accountant, management believes that the Company’s internal control over financial reporting was not effective as of November 30, 2012, and that the following material weaknesses exist in our internal control over financial reporting as of such date:

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

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLESK CORP.

Dated: January 21, 2013	By	/s/Gavriel Bolotin
Name: Gavriel Bolotin
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and director (Principal Executive Officer and Principal Financial and Accounting Officer)

