Form 10-Q
period 2013-02-28
YAPPN CORP.
filed 2013-04-15
CIK 1511735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-175667

Yappn Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-3848069 (I.R.S. Employer Identification No.)

1001 Avenue of the Americas, 11th Floor, New York, NY (Address of principal executive offices)	10018 (Zip Code)

Registrant’s telephone number, including area code 888-859-4441

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes □ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 15, 2013, there were 100,000,000 shares of common stock, par value $0.0001, issued and outstanding.

YAPPN CORP.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

Condensed Financial Statements

Condensed Balance Sheets as of February 28, 2013 (unaudited) and May 31, 2012 (audited)	2

Condensed Statements of Operations for the Three and Nine Months Ended February 28, 2013 and February 29, 2012 and for the period from November 3, 2010 (Inception) Through February 28, 2013 (unaudited)	3

Condensed Statement of Stockholders’ Deficit for the Periods from November 3, 2010 (Inception) Through February 28, 2013 (unaudited)	4

Condensed Statements of Cash Flows for the Nine Months Ended February 28, 2013 and February 29, 2012 and for the period from November 3, 2010 (Inception) Through February 28, 2013 (unaudited)	5

Notes to Condensed Financial Statements	6

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	As of	As of
	February 28,	May 31,
	2013	2012
	(Unaudited)	(Audited)

Current Assets	$-	$-

Property and Equipment:
Computer equipment	-	2,034
Less: accumulated depreciation	-	(989)

Total property and equipment, net	-	1,045

Total Assets	$-	$1,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$2,013	$10,762
Loans from related parties - directors and stockholders	-	6,359

Total current liabilities	2,013	17,121

Total liabilities	2,013	17,121

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $.0001 per share, 50,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 142,500,000 shares issued and outstanding*	14,250	14,250
Additional paid-in capital	60,747	24,672
Deficit accumulated during the development stage	(77,010)	(54,998)

Total stockholders' deficit	(2,013)	(16,076)

Total Liabilities and Stockholders' Deficit	$-	$1,045

* Restated to reflect forward 15 for 1 stock split

The accompanying notes to the unaudited condensed financial
statements are an integral part of these statements.

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended		From November 3, 2010 (inception) through
	February 28,		February 29,	February 28,	February 29,	February 28,
	2013		2012	2013	2012	2013

Revenues	$-		$-	$-	$-	$5,916

Total revenues	-		-	-	-	5,916

Cost of Goods Sold	-		-	-	-	3,124

Total cost of goods sold	-		-	-	-	3,124

Gross Profit	-		-	-	-	2,792

Expenses:
General and administrative	249		2,198	1,235	4,190	10,011
Consulting	-		-	7,521	281	17,802
Filing Fees	-		-	2,413	1,503	5,989
Professional fees	4,750		2,500	25,743	19,775	55,518
Travel expenses	-		-	100	2,777	5,482

Total expenses	4,999		4,698	37,012	28,526	94,802

Loss from Operations	(4,999)		(4,698)	(37,012)	(28,526)	(92,010)

Reversal of Accrued Web Development Fees	15,000		-	15,000	-	15,000

Provision for Income Taxes	-		-	-	-	-

Net Profit (Loss)	$10,001		$(4,698)	$(22,012)	$(28,526)	$(77,010)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$0.00		$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	142,500,000	*	142,500,000 *	142,500,000 *	142,500,000 *

* Restated to reflect forward 15 for 1 stock split

The accompanying notes to the unaudited condensed financial
statements are an integral part of these statements

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS FROM NOVEMBER 3, 2010 (INCEPTION)
THROUGH FEBRUARY 28, 2013
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance - November 3, 2010 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash ($.0001 per share)	112,500,000	11,250	(10,500)	-	750

Common stock issued for cash ($.02 per share)	30,000,000	3,000	37,000	-	40,000

Payment of common stock issuance costs	-	-	(1,828)	-	(1,828)

Net loss for the period	-	-	-	(18,392)	(18,392)

Balance - May 31, 2011	142,500,000	14,250	24,672	(18,392)	20,530

Net loss for the period	-	-	-	(36,606)	(36,606)

Balance - May 31, 2012	142,500,000	14,250	24,672	(54,998)	(16,076)

Forgiveness of officer and director advances	-	-	36,075	-	36,075

Net loss for the period	-	-	-	(22,012)	(22,012)

Balance - February 28, 2013	142,500,000	$14,250	$60,747	$(77,010)	$(2,013)

* Restated to reflect forward 15 for 1 stock split

The accompanying notes to the unaudited condensed financial
statements are an integral part of these statements.

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			November 3, 2010
	Nine Months Ended		(inception) through
	February 28,	February 29,	February 28,
	2013	2012	2013

Operating Activities:
Net loss	$(22,012)	$(28,526)	$(77,010)
Depreciation	509	509	1,498
Decrease in accounts receivable	-	5,916	-
Increase in accounts payable and accrued liabilities	6,021	8,775	2,013

Net Cash Used in Operating Activities	(15,482)	(13,326)	(73,499)

Investing Activities:
Purchase of computer equipment	-	-	(2,034)

Net Cash Used in Investing Activities	-	-	(2,034)

Financing Activities:
Net advances from stockholders	15,482	-	36,611
Net proceeds from issuance of common stock	-	-	38,922

Net Cash Provided by Financing Activities	15,482	-	75,533

Net Decrease in Cash	-	(13,326)	-

Cash - Beginning of Period	-	13,641	-

Cash - End of Period	$-	$315	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non Cash Investing and Financing Activities:
Forgiveness of Officer and Director advances	$36,075	$-	$36,075
Assumption of obligation for deferred revenue by stockholder	$19,795	$-	$19,795
Payment of accrued expenses by stockholder	$4,771	$-	$4,771

The accompanying notes to the unaudited condensed financial
statements are an integral part of these statements.

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
February 28, 2013
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Plesk Corp. (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company was to import consumer electronics, home appliances and plastic house wares. In March 2013, the company changed its name to YAPPN Corp. and entered into an asset purchase agreement to acquire a prospective social media platform. The Company has abandoned its plan to import consumer electronic home appliances and plastic wares. See note 8. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

In March 2013, the company’s board of directors approved a stock dividend providing for the issuance of an additional 14 shares of common stock for each share of common stock outstanding as of March 25, 2013. The effect of the stock dividend has been retroactively applied to all periods presented.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of February 28, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2013, and the results of its operations and its cash flows for the periods ended February 28, 2013 and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of May 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Property and Equipment

Property and equipment consists of computer equipment, which is stated at cost and depreciated using the straight-line method based on an estimated useful life of three years.  Depreciation expense totaled $509 and $509 for the nine months ended February 28, 2013, and February 29, 2012, respectively and $1,498 for the period from November 3, 2010 (inception) through November 30, 2012.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold on the accompanying statement of operations and totaled $574 for the period from November 3, 2010 (inception) through February 28, 2013. There were no such costs incurred during the three and nine months ended February 28, 2013 and February 29, 2012 .

Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $0 during the three and nine months ended February 28, 2013 and February 29, 2012 and $644 for the period from November 3, 2010 (inception) through February 28, 2013.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding during the period from November 3, 2010 (inception) through February 28, 2013.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of February 28, 2013, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through February 28, 2013. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of May 31.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

2. Concentration of Credit Risk

All of the Company’s sales for the period from November 3, 2010 (inception) through February 28, 2013 are attributed to one customer.  All of the related purchases were from one vendor.

3.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from November 3, 2010 (inception) to February 28, 2013 of $77,010.  Implementation of the Company’s business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company has entered into an asset purchase agreement and plans to pursue profitable operations in the social media industry. See note 8.

There can be no assurance that the Company will be successful in implementing its plans or achieving profitable operations.

4.  Common Stock

On December 8, 2010, the Company issued 112,500,000 post-split (7,500,000 pre-split) shares of common stock to the officers and directors of the Company for cash proceeds of $750.

During the period from November 3, 2010 (inception) through May 31, 2011 the company issued 30,000,000 post-split (2,000,000 pre-split)  shares of its common stock for net proceeds of $38,172, par value $0.0001 per share, at an offering price of $0.02 per share.

5. Income Taxes

As of November 30, 2012 the Company had a net operating loss carry-forward of approximately $77,000 which may be used to offset future taxable income and expires in 2031.

6.   Related Party and Transactions

On December 8, 2010, the Company issued 112,500,000 post-split (7,500,000 pre-split) shares of common stock to the officers and directors of the Company for cash proceeds of $750.

During the period from November 3, 2010 (inception) through May 31, 2011, a stockholder advanced $13,525 to the Company for working capital purposes.  These amounts were non-interest bearing, due on demand, and forgiven by the stockholder and charged to additional paid capital in February 2013.

During the year ended May 31, 2012, a stockholder advanced $6,359 to the Company for working capital purposes.  These amounts are non-interest bearing, due on demand, and were forgiven by the stockholder and charged to additional paid capital in February 2013.

During the nine months ended February 28, 2013, a stockholder advanced $29,716 to the Company for working capital purposes.

In February 2013, a stockholder assumed the company’s obligation to fulfill a sale of product from which the company previously received $19,795. These amounts were offset against the stockholders advances.

In February 2013, a stockholder paid certain vendors $4,771 on behalf of the Company.

In February 2013, a stockholder forgave stockholder advances totaling $36,075. No amounts are due to the stockholder as of February 28, 2013.

7.  Commitments

In November 2010, the Company entered into an agreement for website design and maintenance services to be provided over a two year period beginning in May 2011.  Pursuant to the terms of the agreement, the total fee of $20,000 is payable in four installments of $5,000 each in May 2012, August 2012, November 2012, and February 2013. The Company had accrued $17,521 for this agreement as of February 28, 2013. Total expenses recognized for this agreement totaled $0 and $5,000 for the three and nine months ended February 28, 2013, respectively and $17,521 for the period from November 3, 2010 (inception) through February 28, 2013.

In February 2013, the agreement was terminated, settled for a payment of $2,521, and the remaining $15,000 was recognized as other income.

8. Subsequent Events

On March 14, 2013, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (i) change our name to Yappn Corp. and (ii) change our authorized stock to two hundred million (200,000,000) shares of common stock, par value $0.0001 per share, and fifty million (50,000,000) shares of preferred stock, par value $0.0001 per share.

On March 11, 2013, our board of directors approved and adopted Amended and Restated Bylaws.

On March 11, 2013, our board of directors authorized a dividend, whereby an additional 14 shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding to each holder of record on March 25, 2013.

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc., a corporation organized under the laws of Canada (“IMI”), for 70,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among IMI, the Company, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”).  Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”).  Ortsbo is the owner of certain multi-language real time translation intellectual property that will be a significant component of the Yappn business opportunity.  Additionally, on March 28, 2013, we sold an aggregate of 4,001,000 units (“Units”) in a private placement (the “Private Placement”) to certain investors.  $401,000 of the Units were sold at a per Unit price of $0.10. Additionally, and included in the foregoing Unit total, an aggregate of $200,000 of our bridge notes (plus $1,000 in accrued but unpaid interest on such bridge notes) converted into the Private Placement at a per Unit price of $0.10.  Each Unit consisted of (i) one share of our newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible into one share of our common stock and (ii) a five year warrant to purchase an additional share of our common stock at a per share exercise price of $0.10.

In connection with the Private Placement, we agreed to register for resale on a registration statement on Form S-1 (i) the shares of common stock issuable upon conversion of the Series A Preferred Stock and (ii) the shares of common stock underlying the Warrants.  We agreed to file the Registration Statement with the Securities and Exchange Commission (the “SEC”) within 90 days of the final closing of the Private Placement and to cause the Registration Statement to be declared effective within 180 days of the filing date.

Immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Asset Purchase assets and liabilities to our wholly owned subsidiary, Plesk Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Stock Purchase Agreement, we transferred all of the outstanding capital stock of SplitCo to certain of our former shareholders in exchange for cancellation of an aggregate of 112,500,000 shares of the Company’s common stock held by such persons.

On March 28, 2013, we adopted, and our stockholders approved, an equity incentive plan pursuant to which 10,000,000 shares of our authorized but unissued common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated under the laws of the State of Delaware on November 3, 2010. We are a development stage company, which, until March 28, 2013, engaged in the marketing and distribution of consumer electronics, home appliances and plastic housewares, which were manufactured in China. Our product line included fans, alarm clocks, DVD players, radiators, vacuum cleaners, irons, grills, juice squeezers, deep fryers, pancake makers, slow cookers, blenders, microwaves, sandwich makers, coffee makers, toaster ovens, toasters, MP3 & MP4 players, hot water kettles, USB flash drives, memory cards, folding tables and chairs, cutlery sets and disposable tableware, as well as other trendy small electronic gadgets that come to our attention. To date, we had one sale in the amount of $5,916 which generated $2,792 in gross profits.

Plan of Operation

Our historical business model was based on the sale of a comprehensive supply of household appliances and electronic devices on our Internet website primarily to distributors and retailers of these products. We offered consumer electronics, home appliances and plastic house wares products for sale on our website and/or provided direct links to other websites which we believed would stimulate an interest in our products.

The Company currently does not have sufficient funds to implement its planned activities and will require additional financing. If for any reason the Company is not able to obtain the necessary funds, the Company will not be able to implement its business plan and expand its operations.

Recent Developments

On March 14, 2013, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to, among other things, (i) change our name to Yappn Corp. and (ii) change our authorized stock to two hundred million (200,000,000) shares of common stock, par value $0.0001 per share, and fifty million (50,000,000) shares of preferred stock, par value $0.0001 per share.

On March 11, 2013, our board of directors approved and adopted Amended and Restated Bylaws.

On March 11, 2013, our board of directors authorized a dividend, whereby an additional 14 shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding to each holder of record on March 25, 2013.

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc., a corporation organized under the laws of Canada (“IMI”), for 70,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, the Company, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”).  Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”).  Ortsbo is the owner of certain multi-language real time translation intellectual property that will be a significant component of the Yappn business opportunity.  Additionally, on March 28, 2013, we sold an aggregate of 4,001,000 units (“Units”) in a private placement (the “Private Placement”) to certain investors.  $401,000 of the Units were sold at a per Unit price of $0.10. Additionally, and included in the foregoing Unit total, an aggregate of $200,000 of our bridge notes (plus $1,000 in accrued but unpaid interest on such bridge notes) converted into the Private Placement at a per Unit price of $0.10.  Each Unit consisted of (i) one share of our newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible into one share of our common stock and (ii) a five year warrant to purchase an additional share of our common stock at a per share exercise price of $0.10.

 In connection with the Private Placement, we agreed to register for resale on a registration statement on Form S-1 (i) the shares of common stock issuable upon conversion of the Series A Preferred Stock and (ii) the shares of common stock underlying the Warrants.  We agreed to file the Registration Statement with the Securities and Exchange Commission within 90 days of the final closing of the Private Placement and to cause the Registration Statement to be declared effective within 180 days of the filing date.

 Immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Asset Purchase assets and liabilities to our wholly owned subsidiary, Plesk Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of SplitCo to certain of our former shareholders in exchange for cancellation of an aggregate of 112,500,000 shares of the Company’s common stock held by such persons.

On March 28, 2013, we adopted, and our stockholders approved, an equity incentive plan pursuant to which 10,000,000 shares of our authorized but unissued common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons.

Results of Operations

For the three months ended February 28, 2013 and February 29, 2012

Revenues

The Company did not generate any revenues during the three months ended February 28, 2013. The Company also did not generate any revenues during the three months ended February 29, 2012.

Total operating expenses

During the three months ended February 28, 2013, total operating expenses were $4,999. The operating expenses consisted of professional fees of $4,750 and general and administrative expenses of $249, as compared with total operating expenses of $4,698 during the three months ended February 29, 2012, which consisted of professional fees of $2,500 and administrative expenses of $2,198.

 Net loss

During the three months ended February 28, 2013, the Company had a net loss of $10,001 compared with a net loss of $4,698 for the three months ended February 29, 2012.

For the nine months ended February 28, 2013 and February 29, 2012

Revenues

The Company did not generate any revenues during the nine months ended February 28, 2013. The Company also did not generate any revenues during the nine months ended February 29, 2012.

Total operating expenses

During the nine months ended February 28, 2013, total operating expenses were $37,012. The operating expenses consisted of professional fees of $25,743, general and administrative expenses of $1,235, consulting fees of $7,521, travel expenses of $100 and filing fees of $2,413, as compared with total operating expenses of $28,526 during the nine months ended February 29, 2012, which consisted of professional fees of $19,775, consulting fees of $281, filing fees of $5,989 travel expenses of $2,777 and general and administrative expenses of $4,190.

Other Income

During the three months ended February 28, 2013, the Company terminated its agreement with a third party to provide the Company with website design and maintenance services and reversed $15,000 of reserved fees.

Net loss

During the nine months ended February 28, 2013, the Company had a net loss of $22,012 compared with a net loss of $28,526 for the nine months ended February 29, 2012.

 Liquidity and Capital Resources

As of February 28, 2013, the Company had a cash balance of $0. The Company does not have sufficient funds to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Since the Company has no other financial arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

We incurred net losses totaling $77,010 for the period from November 3, 2010 (inception) through February 28, 2013. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal year ending May 31, 2012 regarding concerns about our ability to continue as a going concern. Such financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

On February 28, 2013, we sold a 6% convertible promissory note (the “Bridge Note”) in the aggregate principal amount of $200,000 to an accredited investor, with gross proceeds to the Company of $200,000.  On March 28, 2013, we sold an aggregate of 4,001,000 Units in the Private Placement to certain investors.  $401,000 of the Units were sold at a per Unit price of $0.10. Additionally, and included in the foregoing Unit total, the Bridge Note in the principal amount of $200,000 plus $1,000 in accrued but unpaid interest thereon converted into the Private Placement at a per Unit price of $0.10.  Each Unit consisted of (i) one share of our newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible into one share of our common stock and (ii) a five year warrant to purchase an additional share of our common stock at a per share exercise price of $0.10.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Financial Officer who is our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Financial Officer has concluded that as of February 28, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K, other than as set forth in our Current Report on Form 8-K, filed with the SEC on April 3, 2013.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures .

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101**
The following materials from Yappn Corp.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

**             In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yappn Corp.

Dated: April 15, 2013	By:	/s/ Gavriel Bolotin
Gavriel Bolotin
Its: Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)