Form 10-K
period 2013-05-31
YAPPN CORP.
filed 2013-09-13
CIK 1511735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number: 333-175667

YAPPN CORP.
(Exact name of registrant as specified in its charter)

Delaware	27-3848069
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

1001 Avenue of the Americas, 11th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  888-859-4441

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes        ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes        ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of November 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was: There was no trading market for the common stock at that time.

As of September 11, 2013, there were 100,300,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1. Business.

Overview

  We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we filed an amended and restated certificate of incorporation to change our name to “YAPPN Corp.” and increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  Further, March 2013, our board of directors declared a stock dividend, whereby an additional 14 shares of our common stock was issued on each one share of common stock outstanding to each holder of record on March 25, 2013.  All per share information in this report reflect the effect of such stock dividend.

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc. (“IMI”), a corporation organized under the laws of Canada, for 70,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, us, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”).  IMI, as a result of this transaction has a controlling interest in Yappn.  Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”).  Ortsbo is the owner of certain multi-language real time translation intellectual property that will be a significant component of the Yappn business opportunity.  Additionally, on March 28, 2013, we sold an aggregate of 4,010,000 units in a private placement to certain investors.  $401,000 of the units were sold at a per unit price of $0.10. Additionally, and included in the foregoing unit total, an aggregate of $200,000 of our bridge notes (plus $1,000 in accrued but unpaid interest on such bridge notes) converted into the private placement at a per unit price of $0.10.  Each unit consisted of (i) one share of our newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible into one share of our common stock and (ii) a five year warrant to purchase an additional share of our common stock at a per share exercise price of $0.10. On May 31, 2013 and June 7, 2013, we sold to certain accredited investors additional 3,700,000 units and 1,650,000 units for an aggregate purchase price of $370,000 and $165,000, respectively.

We have abandoned our plan to import consumer electronics, home appliances and plastic house wares. Immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Asset Purchase assets and liabilities to our wholly owned subsidiary, Plesk Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of Plesk Holdings, Inc. to certain of our former shareholders in exchange for cancellation of an aggregate of 112,500,000 shares of our common stock held by such persons.

Upon the closing of the Asset Purchase, we acquired the following assets from IMI: (i) the Yappn name and all associated trademark, service mark, trade dress and copyrights associated with the Yappn name, logo and graphic art, (ii) the yappn.com domain name, (iii) the Services Agreement between IMI and Ortsbo, the owner of certain multi-language real-time translation intellectual property that will be a significant component of the Yappn business opportunity, (iv) the Yappn business concept and (v) other Yappn related assets the parties may mutually identify and agree shall be included as part of the purchased assets.  Specifically excluded from the purchased assets are any assets not listed as purchased assets and any assets and other intellectual property owned by Ortsbo except to the extent set forth in the Services Agreement.

Yappn will be a social media website at www.yappn.com that will host multi-language conversations based on different topics, such as interests, brands, and activities, in an environment that incentivizes user engagement through rewards and other gamification features. Our goal is to create, through Yappn, an online social community where people can meet, chat, engage and consume content in multiple languages simultaneously.  The Yappn platform will include instant chat capabilities, message boards and gamification features, each of which will be translated in real time into the user’s native language, including the following:

•
Meet and Chat. The Yappn platform will enable users to meet people from all over the world without any language barriers and to interact with them through online chatting and forums by providing access to topical discussion boards in almost 70 languages.  This will permit real-time multiple language conversations to co-exist without the “fracturing” that comes as a result of many people posting in multiple languages to a single chat area or splintering the audience by segregating posts by language. We intend that users will be able to connect to other social networks and to interact with friends and followers on Facebook, Yahoo!, Twitter and other social media.

•
Engage and Consume. Unlike many social media sites, Yappn will not be primarily “friend” focused, but instead will be a “topic” or “interest” focused site bringing people together to discuss current events, celebrities, technology, sports, entertainment and other popular areas of conversation. Yappn will have an extensive “gamification” system that will reward users for their engagement through virtual “trophies”, “badges”, and “medals” for participation in selected events.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  We are in the development stage, and have limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Strategy

We are currently evaluating development structures, reviewing hosting and user interfaces, selecting gamification provisions and inviting users to participate in the website beta testing program.  We plan to launch the Yappn website in late September 2013.  At the present time, we do not have a sales and revenue generation program.  Once the Yappn beta program is completed, we will analyze user statistics and commence our anticipated sales and revenue generation program.  We plan to offer opportunities for corporate sponsorship of message boards, contests and surveys and to provide marketers with access to an analytics platform.  We anticipate that the majority of our revenues will come from corporate sponsorships and the analytic platform, not from the sale of advertising space.

The Services Agreement

We acquired the rights under the Services Agreement dated March 21, 2013 between IMI and IMI’s wholly owned Ortsbo subsidiaries upon the closing of the Asset Purchase.  The services provided by Ortsbo under the Services Agreement will be integral to our new business focus relating to the Yappn assets.  Pursuant to the terms of the Services Agreement, Ortsbo will make available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service.  We have the right to incorporate the Ortsbo API service in our Yappn social media platform, including enabling multi-language translation of all web content, forums, user comments, sponsor advertisements, and any other text based language pertaining to the Yappn experience, whether viewed on the yappn.com domain or pursuant to a mobile app or other form of digital delivery to the end user (collectively, the “API Services”).  The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering (the “Video Service” and, together with the API Services, the “Services”), which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace.  The Services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use.  No intellectual property owned by Ortsbo will be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

For all ongoing services provided under the Services Agreement, we shall pay Ortsbo an amount equal to the actual cost incurred by Ortsbo in providing the Services, plus thirty percent (30%).  In addition, we shall pay to Ortsbo an ongoing revenue share which shall equal seven percent (7%) of the gross revenue generated by our activities utilizing the Services.  If we are earning revenue without use of the Services because, for example, all communications are taking place in English, then no revenue share shall be owing to Ortsbo with respect thereto.  If there is a blend of multi-language and English-English communications, then the parties shall do their best to pro rate or apportion the revenues appropriately in order to compensate Ortsbo for the portion of our revenues enabled by use of the Services from Ortsbo.  The Services Agreement may be terminated by either party with 60 days notice and both parties may not, for the term of the Agreement and a period of two years thereafter, (i) directly or indirectly assist any business that is competitive with the other party’s business, (ii) solicit any person to leave employment with the other and (iii) solicit or encourage any customer to terminate or otherwise modify adversely its business relationship with the other.

Competition

Our new business focus relating to and arising from the development of the Yappn assets is characterized by innovation, rapid change, and disruptive technologies.  We will face significant competition in every aspect of this business, including from companies that provide tools to facilitate the sharing of information, that enable marketers to display personalized advertising and that provide users with multi-language real-time translation of social media platforms.  We will compete with the following, many of whom have significantly greater resources than we do:

•
Companies that offer full-featured products that provide a similar range of communications and related capabilities that we provide.  These offerings include, for example, Facebook, LinkedIn, Craigslist, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries, such as Mixi in Japan and vKontakte and Odnoklassniki in Russia.

•	Companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users.
•	Companies that offer platforms for game developers to reach broad audiences with free-to-play games including Facebook and Apple's iOS and Google's Android mobile platforms.
•
Traditional and online businesses that offer corporate sponsorship opportunities and provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

We anticipate that we will compete to attract, engage, and retain users, to attract and retain marketers, to attract and retain corporate sponsorship opportunities, and to attract and retain highly talented individuals, especially software engineers, designers, and product managers.  As we introduce new features to the Yappn platform, as the platform evolves, or as other companies introduce new platforms and new features to their existing platforms, we may become subject to additional competition. We believe that our ability to quickly adapt to a changing marketplace, and our experienced management team, will enable us to compete effectively in the market.  Further, we believe that our focus on encouraging user engagement based on topics and interests, rather than on “friends” or connections, will differentiate us from much of the competition.

Intellectual Property

We own (i) the yappn.com domain name and (ii) the Yappn name and all trademarks, service marks, trade dress and copyrights associated with the Yappn name, logo and graphic art.  We may prepare several patent filings in the future. Upon payment of the applicable fees pursuant to the Services Agreement, we will become the exclusive owner of copyright in the literary works or other works of authorship delivered by Ortsbo to us as part of the Services provided under the Services Agreement (the “Deliverables”).  All such rights shall not be subject to rescission upon termination of the Services Agreement.  Also as set forth in the Services Agreement, we shall grant to Ortsbo (i) a non-exclusive (subject to certain limitations) license to use the Deliverables for the sole purpose of developing its technology, (ii) a non-exclusive license to use, solely in connection with the provision of the Services, any intellectual property owned or developed by us or on our behalf and necessary to enable Ortsbo to provide the Services and (iii) a license to use intellectual property obtained by us from third parties and necessary to enable Ortsbo to provide the Services.  All such licenses shall expire upon termination of the Services Agreement.

 Marketing

We intend that the Yappn community will grow virally with users inviting their friends to connect with them, supported by internal efforts to stimulate user awareness and interest. In addition, we plan to invest in marketing its services to build its brand and user base around the world and to regularly host online events and conferences to engage with developers, marketers and online consumers.

Research and Development

We have incurred research and development expenses related to software development totaling $197,275 for the year ended May 31, 2013 and from November 3, 2010 (inception) through May 31, 2013.  The research and development costs consisted of developmental services provided by Intertainment Media, Inc., of $129,475 and external consultants fees of $67,800.

Employees

As of May 31, 2013, we had two part-time employees.   Our Chief Executive Officer and our Chief Financial Officer are not employees but are retained as part of a related party service agreement.  We believe our employee relations to be good.   We, at this time, have a number of contracted service providers, some of which are related parties.

Government Regulation

We are subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us.  For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance.

Our principal executive offices are located at 1001 Avenue of the Americas, 11th Floor, New York, NY 10018 and our telephone number is (888) 859-4441.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We are a development stage company and have generated no revenue to date. We have, prior to the purchase of the Yappn assets, as further described herein, been involved in unrelated businesses. Our efforts to create a social media platform incorporating multi-language real time translation intellectual property where users will be able to meet, chat, engage and consume content in almost any language are still in development. Therefore, we have no operating history in executing our business model which includes, among other things, implementing and completing alpha and beta testing programs, attracting and engaging users, developing methods for analyzing user statistics, developing our gamification program and strategies, offering opportunities for corporate sponsorships and providing marketers with access to our analytics platform.  Our lack of operating history makes it difficult to evaluate our current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with no operating history, there is a significant risk that we will not be able to implement or execute our current business plan, or demonstrate that our business plan is sound; and/or raise sufficient funds in the capital markets to effectuate our business plan.  If we cannot execute any one of the foregoing or similar matters relating to our operations, our business may fail.

We are solely reliant on one company to provide the intellectual property and services that are integral to our business.  Further, certain of our officers and directors are also officers and directors of this company, which could result in a conflict of interest.

We acquired the rights under the Services Agreement dated March 21, 20013 between IMI and IMI’s wholly-owned Ortsbo subsidiaries upon the closing of the Asset Purchase. The multi-language real time translation services provided by Ortsbo under the Services Agreement are integral to our business model and we do not presently have any independent capability to provide these services on our own, and we do not believe it is feasible to develop this capability. If we fail to generate revenue, we may run out of money and default on our payment obligations to Ortsbo, which could result in Ortsbo terminating the agreement. If the Services Agreement is terminated or if the terms of the agreement are amended to our detriment, we cannot guarantee that we will be able to find another provider who will provide the services to us on similar terms or at all, which will hurt our ability to implement our business plan and our revenue, financial results and business may be adversely affected. Further, Mr. Lucatch, our Chief Executive Officer and a director, and Mr. Willer, our Chairman, are board members and the Chief Executive Officer and Chairman, respectively, of IMI, Ortsbo's controlling stockholder, which may cause a conflict of interest.  Furthermore, Mr. McCannell, who became our Chief Financial Officer on July 22, 2013, is the Chief Financial Officer of IMI.

If we fail to attract new users, or if our users are not actively engaged with Yappn, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users’ level of engagement will be critical to our success. Our financial performance will be significantly determined by our success in attracting, retaining, and engaging active users.  To the extent we cannot achieve a sufficiently large user base, our business performance will become increasingly dependent on our ability to increase levels of user engagement and monetization. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. In the event that we do develop a large user base, there is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Any decrease in user retention, growth, or engagement could render Yappn less attractive to marketers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user growth, retention and engagement, including if:

•	users increasingly engage with other products or activities;
•	we fail to introduce new and improved products or if we introduce new products or services that are not favorably received;
•
we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;
•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;
•	users adopt new technologies where Yappn may not be featured or otherwise available;
•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as any failure to prevent spam or similar content;
•	we adopt policies or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;
•	we fail to provide adequate customer service to users or marketers; or
•	we, or other companies in our industry are the subject of adverse media reports or other negative publicity.

If we are unable to maintain and increase our user base and user engagement, our revenue and financial results may be adversely affected.

Yappn user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.

There is no guarantee that popular mobile devices will feature Yappn. We are dependent on the interoperability of Yappn with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our products' functionality or give preferential treatment to competitive products could adversely affect Yappn usage on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Yappn on their mobile devices, or if our users choose not to access or use Yappn on their mobile devices or use mobile products that do not offer access to Yappn, our user growth and user engagement could be harmed.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We will face significant competition in every aspect of our business, including from companies that provide multi language real time translation of social media platforms, tools to facilitate the sharing of information, companies that enable marketers to display personalized advertising and companies that provide development platforms for applications developers. We will compete with companies that offer full-featured products that replicate much of the range of communications and related capabilities we provide. These offerings include, for example, Facebook, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries, such as Mixi in Japan and vKontakte and Odnoklassniki in Russia. We will also complete with companies that develop applications, particularly mobile applications, such as photo-sharing, messaging, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we will face competition from traditional and online businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Many of our potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our potential users are aware of and actively engaging with other products and services similar to, or as a substitute for, Yappn. In the event that our users increasingly engage with other products and services, we may experience a decline in user engagement and our business could be harmed.

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors, including Facebook and Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate including: by integrating competing social networking platforms or features into products they control such as search engines, web browsers, or mobile device operating systems; by making acquisitions; or by making access to Yappn more difficult. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results. We believe that our ability to compete effectively will depend upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors;
•	the size and composition of our user base;
•	the engagement of our users with our products;
•	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;
•	our ability to monetize our products, including our ability to successfully monetize mobile usage;
•	the frequency, size, and relative prominence of the ads displayed by us or our competitors;
•	customer service and support efforts;
•	marketing and selling efforts;
•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors;
•	our ability to attract, retain, and motivate talented employees, particularly software engineers;
•	our ability to cost-effectively manage and grow our operations; and
•	our reputation and brand strength relative to our competitors.

If we are not able to compete effectively, our user base and level of user engagement may decrease, which could make us less attractive to marketers and materially and adversely affect our revenue and results of operations.

  As previously explained, implementation of our business plan will require debt or equity financing until we are out of the developmental stage and can generate sufficient cash flows to operate.  Competition may require increased needs for operating cash to meet such challenges.

Action by governments to restrict access to Yappn in their countries could substantially harm our business and financial results.

It is possible that governments of one or more countries may seek to censor content available on Yappn in their country, restrict access to Yappn from their country entirely, or impose other restrictions that may affect the accessibility of Yappn in their country for an extended period of time or indefinitely. Access to several existing social media platforms, including Facebook and Google, has been or is currently restricted in whole or in part in China, Iran, North Korea, and Syria. In addition, governments in other countries may seek to restrict access to Yappn if they consider us to be in violation of their laws. In the event that access to Yappn is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Our new products and changes to existing products could fail to attract or retain users or generate revenue.

Our ability to retain, increase, and engage our user base and to increase our revenue will depend heavily on our ability to create successful new products. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage users or marketers, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful.  If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

Improper access to or disclosure of our users' information, or violation of our terms of service or policies, could harm our reputation and adversely affect our business.

Our efforts to protect the information that our users have chosen to share using Yappn may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. If any of these events occur, our users' information could be accessed or disclosed improperly.

Any incidents involving unauthorized access to or improper use of the information of our users or incidents involving violation of our terms of service or policies could damage our reputation and our brand and diminish our competitive position. In addition, the affected users or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

Our costs are continuing to grow, which could harm our business model and profitability.

Developing the Yappn platform is costly and we expect our expenses to continue to increase in the future as we implement and complete beta and alpha testing of our platform, build a user base, as users increase their engagement with us, and as we develop and implement new product features that require more computing infrastructure. We expect that we will incur increasing costs, in particular for servers, storage, power, and data centers, to support our anticipated future growth. In addition, our costs may increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may continue to grow faster than our revenue over time. Our expenses may be greater than we anticipate, and our investments may not be successful. In addition, we may increase marketing, sales, and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our new business model.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights.  In the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.

In addition, from time to time, we may contribute software source code under open source licenses and make other technology we develop available under other open licenses, and include open source software in our products. As a result of any open source contributions and the use of open source in our products, we may license or be required to license innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

David Lucatch, our officer and a director, has control over key decision making of our principal shareholder, and, as a result, may be able to exert influence over our operations, which could result in a conflict of interest.

Mr. Lucatch, our Chief Executive Officer and a director, as the Chief Executive Officer of IMI, our majority shareholder, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock. Mr. Lucatch therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock and might harm the trading price of our common stock. In addition, Mr. Lucatch has the ability to control the management and major strategic investments of our company as a result of his position as our Chief Executive Officer and his ability to control the election or replacement of our directors. As a board member and officer, Mr. Lucatch owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.

Our business will be dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement, and adversely affect our financial results.

Our reputation and ability to attract, retain, and serve our users will be dependent upon the reliable performance of the Yappn platform and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If Yappn is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to our website as often in the future, or at all. As our user base and the amount and types of information shared on Yappn continue to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from earthquakes, adverse weather conditions, other natural disasters, power loss, terrorism, or other catastrophic events.

We believe that a substantial portion of our network infrastructure will be provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.

We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.

We intend to design and build software that will rely upon cloud computing infrastructure and we may also develop our own data centers and technical infrastructure through which we intend to service our products.  These undertakings are complex, and unanticipated delays in the completion of these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the user experience or increase our costs.

Our software is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of David Lucatch and Craig McCannell, our Chief Executive Officer and a director and Chief Financial Officer, respectively. We have not entered into an employment agreement with Mr. Lucatch or Mr. McCannell and such individuals may resign from Yappn at any time for any reason. The loss of Mr. Lucatch or Mr. McCannell could disrupt our operations and have an adverse effect on our business.

As we continue to grow, we cannot guarantee we will be able to attract the personnel we need to achieve a competitive position. In particular, we intend to hire a significant number of technical personnel in 2013, and we expect to face significant competition from other companies in hiring such personnel.  As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We may incur liability as a result of information retrieved from or transmitted over the Internet or posted to Yappn and claims related to our products.

We may face claims relating to information that is published or made available on Yappn. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business and financial results could be adversely affected.

Computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and results of operations.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure may harm our reputation and our ability to retain existing users and attract new users.

In addition, spammers attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make Yappn less user-friendly. We cannot be certain that the technologies and employees that we have to attempt to defeat spamming attacks will be able to eliminate all spam messages from being sent on our platform. As a result of spamming activities, our users may use Yappn less or stop using our products altogether.

Risks Relating to our Organization and our Common Stock

Difficulties we may encounter managing our growth could adversely affect our results of operations.

If we experience a period of rapid and substantial growth, and if such growth continues, we will continue to place a strain on our limited administrative infrastructure. As our needs expand, we may need to hire a significant number of employees. This expansion could place a significant strain on our managerial and financial resources. To manage the possible growth of our operations and personnel, we will be required to:

•	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;
•	install enhanced management information systems; and
•	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Our stock price may be volatile.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	sales of our common stock (particularly following effectiveness of any resale registration statements or expiration of lockup agreements);
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors;
●	period-to-period fluctuations in our financial results; and
●	inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  Our common stock is quoted for trading on the OTC Bulletin Board.  We currently do not satisfy the initial listing standards of a national securities exchange, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.  If we are no longer traded on the OTC Bulletin Board for any reason our common stock may only be available for quotation on the OTC Markets.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board or the OTC Markets, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, expiration of any lock-up agreements, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Exercise of options, warrants and preferred stock may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock.  We issued Series A Convertible Preferred shares and warrants that have full ratchet anti-dilution protection to provide the holder with a potential increase in amount of common stock exchanged or a reduction in the exercise price of the instruments should we subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Investor relations activities, nominal “float” and supply and demand (limited supply) factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business model is described, as well as newsletters, emails, mailings and/or video or print distributions that describe our business model.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  Our investors may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions at prices that may be significantly lower than the current market price, that will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  A small percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities.  Accordingly, the supply of common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.  Our market price should not be relied upon as a valid indicator of our value until such time as a sustained and established market has been established for our common stock.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments.

 Not applicable.

Item 2. Properties.

We do not own or lease any real property at this time.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “PSKC” on October 1, 2012. There was no active trading market for our common stock prior to that. Effective March 8, 2013, our common stock was quoted under the symbol “YPPN.” on the OTCBB.

The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTCBB. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.  All market prices reflect the effect of a stock dividend.

	High	Low
Quarter Ended	($)	($)
May 31, 2013	0.40	0
February 28, 2013	0	0
November 30, 2012 (from October 1, 2012)	0	0

                     On September 11, 2013, the high and low prices of our common stock as reported on the OTCBB were $0.12 and $0.11, respectively.

Holders

                     On September 11, 2013, we had approximately 5 shareholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names.

Preferred Stock

                     As of September 11, 2013, we have 9,360,000 shares of Series A Convertible Preferred Stock outstanding which are convertible into 9,360,000 shares of common stock.

Dividend Policy

                     We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

                     We adopted an equity incentive plan (the “2013 Incentive Plan”) pursuant to which 10,000,000 shares of our common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons. As of September 11, 2013, no shares of common stock have been issued under the 2013 Incentive Plan.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) audited consolidated financial statements for the fiscal year ended May 31, 2013 and 2012 and the periods from November 3, 2010 (inception) to May 31, 2013 and May 31, 2012 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Overview

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we changed our name to YAPPN Corp. and entered into an asset purchase agreement to acquire a prospective social media platform. We have abandoned our original business plan and will operate a social media platform that will host multi-language conversations based on different topics, such as interests, brands, and activities, in an environment that incentivizes user engagement through rewards and other gamification features.

We had no revenues for the years ended May 31, 2013 and 2012.  We had net losses and comprehensive losses of $7,441,637 and $36,606 for the years ended May 31, 2013 and 2012, respectively.  We had assets totaling $307,595, liabilities totaling $7,729,233 and a stockholder’s deficit of $7,421,638 the year ended May 31, 2013.  For the year ended May 31, 2012, we had assets totaling $1,045, liabilities totaling $17,121 and a stockholder’s deficit of $16,076.

Results of Operations

For the Years ended May 31, 2013 and 2012

Revenues

We are in the process of developing and launching our multi-language platform.  We did not generate any revenues during the years ended May 31, 2013 and 2012.

Total operating expenses

During the year ended May 31, 2013, total operating expenses were $584,353.  The operating expenses consisted of advertising of $15,465, research and development expenses of $197,275, general and administrative expenses of $127,497, legal fees of $102,402 and consulting and professional fees of $141,714.

Our operating expenses have increased in 2013 as we have changed our business plan to developing and launching our multi-language platform.  Research and development expenses are for consulting fees of technology consultants working on the social media platform.  General and administrative expenses include CEO and communications consulting services.  Legal expenses were incurred primarily related to structuring the asset transaction on March 28, 2013 and for costs for subsequent private placements.  Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product.

During the year ended May 31, 2012, total operating expenses were $36,606. The operating expenses consisted of advertising of $221, general and administrative expenses of $10,079, and consulting and professional fees of $26,306.

Total other expenses

During the year ended May 31, 2013, total other expenses were $6,857,284.  The other expenses consisted of interest expense of $1,000, financing expenses paid for private placement assistance totaling cash paid of $34,036 and amount accrued for warrants to be issued of $63,108, financing expenses on the issuance of derivative liabilities of $6,364,556 and a change in fair value of the derivative liabilities of $394,584.

Our other expenses have increased in 2013 related to our raising capital by issuing 7,710,000 units of preferred stock and warrants.  For accounting purposes, since these instruments protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a fair value model upon inception and adjusted accordingly to market at the close of the period.  The derivative liabilities are recorded as a financing expense on the Statements of Operations and Comprehensive Loss.

 Net loss and comprehensive loss

During the year ended May 31, 2013 and 2012, we had a net loss and comprehensive loss of $7,441,637 and $36,606, respectively.

For the Period from November 3, 2010 (inception) to May 31, 2013

Revenues

We had $5,916 of revenues for the period from November 3, 2010 (inception) through May 31, 2013.

Total operating expenses

During the period from November 3, 2010 (inception) through May 31, 2013, total operating expenses were $642,143, resulting in a loss from operations of $639,351. The operating expenses consisted of advertising of $15,888, research and development expenses of $197,275, general and administrative expenses of $145,808, legal fees of $102,402 and consulting and professional fees of $181,770.

Our operating expenses have increased in 2013 as we have changed our business plan to developing and launching our multi-language platform.  Research and development expenses are for consulting fees of technology consultants working on the social media platform.  General and administrative expenses include CEO and communications consulting services.  Legal expenses were incurred primarily related to structuring the asset transaction on March 28, 2013 and for costs for subsequent private placements.  Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product.

Total other expenses

During the period from November 3, 2010 (inception) though May 31, 2013, total other expenses were $6,857,284.  The other expenses consisted of interest expense of $1,000, financing expenses paid for private placement assistance totaling cash paid of $34,036 and amount accrued for warrants to be issued of $63,108, financing expenses on the issuance of derivative liabilities of $6,364,556 and a change in fair value of the derivative liabilities of $394,584.

Our other expenses have increased in 2013 as we raised capital by issuing 7,710,000 units of preferred stock and warrants that for accounting purposes are treated as a derivatives and are valued fair value upon inception and adjusted accordingly to market at the close of the period.

Net loss and comprehensive loss

During the period from November 3, 2010 (inception) through May 31, 2013, we had a net loss and comprehensive loss of $7,496,635. During the period from November 3, 2010 (inception) through May 31, 2012, we had a net loss and comprehensive loss of $54,998.

Liquidity and Capital Resources

As of May 31, 2013, we had a cash balance of $217,037. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

Going Concern Consideration

We incurred net losses and comprehensive losses totaling $7,496,635 for the period from November 3, 2010 (inception) through May 31, 2013. Our independent auditors have included an explanatory paragraph in their audit report on our financial statements for the fiscal year ended May 31, 2013 regarding concerns about our ability to continue as a going concern.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  We are in the development stage, and have limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 28, 2013, we sold a 6% convertible promissory bridge loan in the aggregate principal amount of $200,000 to an accredited investor, with gross proceeds of $200,000.  On March 28, 2013, we sold an aggregate of 4,001,000 units in the private placement to certain investors.  $401,000 of the units were sold at a per unit price of $0.10. Additionally, and included in the foregoing unit total, the bridge note in the principal amount of $200,000 plus $1,000 in accrued but unpaid interest thereon converted into the private placement at a per unit price of $0.10.  Each unit consisted of (i) one share of our newly designated Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible into one share of our common stock and (ii) a five year warrant to purchase an additional share of our common stock at a per share exercise price of $0.10. On May 31, 2013 and June 7, 2013, we sold additional 3,700,000 units and 1,650,000 units to certain accredited investors for an aggregate purchase price of $370,000 and $165,000, respectively.

On June 24, 2013, we issued and transferred 300,000 shares of common stock in exchanged for business consulting services valued at approximately $39,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Management’s Annual Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of May 31, 2013, such controls and procedures were not effective as there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency or a combination of control deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

During 2013, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements principally relate to the timely review in the financial reporting process and, due to limited personnel, segregation of duties. Management has identified these material weaknesses and is taking the necessary steps to mitigate the possible impact on the Company’s financial statements.

The presence of the material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner. Management believes that the material weaknesses set forth above did not have an effect on our financial results.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended May 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

                     All of our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal unless his or her office is earlier vacated in accordance with our bylaws or he or she becomes disqualified to act as a director. Our officers shall hold office until the meeting of the Board of Directors following the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.  The Board of Directors may remove any officer for cause or without cause.

                     Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

David Lucatch	50	Chief Executive Officer and Director

Craig McCannell	36	Chief Financial Officer

Marc Saltzman	42	Director

Neil Stiles	55	Director

Herb Willer	59	Chairman of the Board and Director

Steven Wayne Parsons	50	Director

                     The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

  David Lucatch, Chief Executive Officer and Director.  Mr. Lucatch, 50, has served as the Chief Executive Officer and director of Intertainment Media, Inc., a company listed on the TSX Venture Exchange, on the OTCQX and in Frankfurt, since 2006 and as its President from 2006 through 2011.  He has served as a director of Ortsbo, Inc., a wholly owned subsidiary of Intertainment Media, Inc., since 2010, as its President from 2010 through 2011 and as its Chief Executive Officer from 2010 through 2012.  He has served as a director of Ortsbo USA, Inc., a wholly owned subsidiary of Ortsbo Inc., since 2011.  Mr. Lucatch also currently serves as an officer and/or director of several other subsidiaries of Intertainment Media, Inc., as the President and a director of Alimor Ventures Inc. since 2000, as the President and a director of Alimor Consulting, Inc. since 2000, as the President and a director of Savers Plus Canada, Inc. since 2003, as a director of Poynt Corporation from 2011 to June 2012 and as a director of Silverbirch, Inc. from 2007 through 2008.  Mr. Lucatch was selected to serve on the board of directors due to his extensive experience with social media, his perspective as the creator of the Yappn concept and his perspective as the Chief Executive Officer and a director of our largest controlling stockholder.  Throughout his business career Mr. Lucatch has been an active supporter of a number of not for profit organizations and has been recognized internationally for his service and support.  Mr. Lucatch graduated in 1985 from the University of Toronto.  Mr. Lucatch continues to mentor at the University of Toronto and the Management Economics Student Association programs and various leadership programs.  In 2010 Mr. Lucatch was a recipient of an Arbour Award from the University of Toronto, recognizing his continued activities and contributions to the University of Toronto.  Mr. Lucatch is a member of the College of Electors of the University of Toronto and of the Ontario Securities Commission SME Committee.

Craig McCannell, Chief Financial Officer. Mr. McCannell, 36, has been the Chief Financial Officer of Intertainment Media, Inc. since July 3, 2013 and the Director of Finance of Intertainment Media, Inc. from January 2012 to July 2013.  Mr. McCanell served as an account executive for Robert Half Management Resources from April 2011 to September 2011 and the Senior Manager of Assurance for Ernst & Young LLP from September 1999 to August 2010.

Marc Saltzman, Director.  Mr. Saltzman, 42, has reported on the technology industry since 1996 as a freelance journalist, author, lecturer, consultant, and radio and TV personality.  Along with his weekly syndicated columns with Gannett, the United States’ largest newspaper group, Mr. Saltzman currently contributes to USA Today, USA Today.com, Yahoo! (U.S. and Canada), CNN.com, MSN and AARP – The Magazine.  Mr. Saltzman writes and hosts “Gear Guide,” a technology-focused video that runs nationally across Canada at movie theaters before the film trailers start.  Mr. Saltzman was selected to serve on the board of directors due to his extensive knowledge of the technology industry, interactive entertainment and online/social media trends.

Neil Stiles, Director. Mr. Stiles, 55, served as the President and publisher of Variety, Inc. from 2008 through 2012. In these positions, Mr. Stiles was responsible for the global business operations of the Variety franchise including Variety, Daily Variety, Daily Variety Gotham and Variety.com.  Additionally, he oversaw the publications Video Business, Tradeshow Week and 411 Publishing, and played a leading role in the management of MarketCast, a leading provider of marketing research for the film and television industries.  In late 2012 he executed the sale of the Variety Group.  Mr. Stiles has also served on the boards of directors of Randian LLC since 2011 and 2020 Capital LLC since 2011. Mr. Stiles has more than 30 years of experience in the magazine industry, beginning as a music industry journalist in the mid-1970s and moving into sales management positions throughout the 1980s.  Before joining the Variety team in 2008, Mr. Stiles played a large role in the management of sister company Reed Business Information-UK (“RBI”) as its board director.  As a director of RBI he oversaw a number of online initiatives including the acquisition of eMedia. Following the acquisition, Mr. Stiles served as the Chief Executive Officer of eMedia.   Mr. Stiles has served on the board of directors of LA’s BEST, one of the United States’ largest after school programs, and on the boards of BritWeek and BAFTA LA, and has served as the Chairman of BAFTA LA since 2011.  Mr. Stiles was selected to serve on the board of directors due to his extensive business experience and knowledge of the entertainment industry.

Herb Willer, Chairman. Mr. Willer, 59, has served as the Chairman of Intertainment Media, Inc. since 2012 and as a Director and Committee Chair since 2006.  He has served on the board of directors of Mill Street Brewery since 2003, Pitchpoint Solutions Inc. since 2007, and Healthcare 365 Inc. since 2010. Mr. Willer has served on the advisory board for the TSX Venture Exchange since 2012, as Chairman of the pension committee of the Princess Margaret Hospital in Toronto since 2008 and as a member of the investment committee of the University Health Network of Toronto.  Mr. Willer is a Canadian Chartered Accountant and is the President and founder of HMW Capital Inc., a Canadian Limited Market Dealer primarily focused on private equity investments. He has served as the President of HMW Capital Inc. since 2005. From 2003 to 2006, Mr. Willer was a partner of Kingsdale Capital, a brokerage firm, and prior to 2002 Mr. Willer was a global partner with Arthur Andersen and headed its entrepreneurial practice group in Ontario. Mr. Willer was selected to serve on the board of directors due to his extensive experience with emerging and growth companies and his perspective as the Chairman of our largest controlling stockholder.

Steven Wayne Parsons, Director. Mr. Parsons, 50, has 24 years of experience in the investment business and founded Parsons Financial Consulting, a consulting company focused on the technology and mining sectors, in 2010 and has served as its president since its inception.  Mr. Parsons served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company from March 19, 2013 to March 28, 2013. Mr. Parsons has served on the board of directors of American Paramount Gold Corp., a company listed on the OTC Pink, since 2010 and also served as its President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary in 2010.  Prior to joining American Paramount Gold Corp., Mr. Parsons was a senior investment manager at National Bank Financial from 2003 through 2009.  Mr. Parsons was selected as our director because of his experience in the financial and technology industries.

Family Relationships

                There are currently no family relationships between any of the members of our board of directors or our executive officers.

Involvement in Certain Legal Proceedings None.

Meetings and Committees of the Board of Directors

Our Board of Directors held 2 formal meetings during the year ended May 31, 2013.

We currently do not have separately designated standing audit, compensation or nominating committees nor do we have an “audit committee financial expert” as defined in Regulation S-K. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.  We do, however, recognize the importance of good corporate governance and intend to establish an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

Except as may be provided in our bylaws, we do not have in place any procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have very limited operation. We expect to adopt a code as we develop our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during the year ended May 31, 2013, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation on November 3, 2010 until May 31, 2013, we have not paid any compensation to our executive officers in consideration for their services rendered to us in their capacity as such.

Employment Agreements

We have no employment agreements with any of our directors or executive officers.

Outstanding Equity Awards as of May 31, 2013

On March 28, 2013, we adopted an equity incentive plan (the “2013 Incentive Plan”) pursuant to which 10,000,000 shares of our common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons. As of May 31, 2013, no shares of common stock have been issued under the 2013 Incentive Plan.

Compensation of Directors

                     Since our incorporation on November 3, 2010 until May 31, 2013, we have not paid any compensation to our directors in consideration for their services rendered to our Company in their capacity as such.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee or a committee performing similar functions. The Board, as a whole, determines compensation related matters. David Lucatch is our only director who is also an officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of September 11, 2013 regarding the beneficial ownership of our common stock, based on 100,300,000 shares of common stock issued and outstanding by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Yappn Corp., 1001 Avenue of the Americas, 11th Floor, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners
Intertainment Media, Inc. (2)(3)	70,000,000	69.79%
Officers and Directors
David Lucatch (2)(3)	0	0
Craig McCannell (3)	0	0
Steven Wayne Parsons (3)	0	0
Marc Saltzman (3)	0	0
Neil Stiles (3)	0	0
Herb Willer (3)	0	0
All executive officers and directors as a group (six persons)	0	0

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 11, 2013.  In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of September 11, 2013 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for that person.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
David Lucatch is the Chief Executive Officer of Intertainment Media, Inc., and, as such, has sole voting and investment power over the 70,000,000 shares of common stock held by Intertainment Media, Inc.  Mr. Lucatch disclaims beneficial ownership over such shares of our common stock held by Intertainment Media, Inc.

(3)	c/o Yappn Corp. 1001 Avenue of the Americas, 11th Floor, New York, NY 10018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 3, 2010, we issued 75,000,000 post-split (5,000,000 pre-split) shares of our common stock to Gavriel Bolotin in exchange for cash in the amount of $500.

On November 3, 2010, we issued 37,500,000 post-split (2,500,000 pre-split) shares of our common stock to Eliezer Mehl, our former Secretary and a director, in exchange for cash consideration of $250.

On April 25, 2012, Gavriel Bolotin agreed to lend us up to $100,000 over the next two years provided that at no time can we owe more than $25,000 to Mr. Bolotin. No interest accrued on the outstanding principal under the terms of this note. As of the resignations of the officers in March 2013, there was no outstanding balance.  There was no obligations outstanding as of May 31, 2013

On March 28, 2013, we purchased the Yappn assets from IMI in consideration for 70,000,000 shares of our common stock, pursuant to the Purchase Agreement, as further discussed herein.  David Lucatch, our Chief Executive Officer and a director, is the Chief Executive Officer of IMI and Herb Willer, our director, is a director of IMI.

From inception until March 28, 2013, Gavriel Bolotin, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director provided office space to us and other office administrative resources to us at no cost.

In April and May 2013, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc., and prepaid for such services for the subsequent months.  The Company also prepaid expenses for the CEO, David Lucatch.  Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided.  Costs incurred by Intertainment Media, Inc. for third party purchases are invoiced at cost.  Related party fees incurred and paid under this arrangement totaled $233,400 for the year end May 31, 2013 and a remaining related party prepaid balance totaling $80,518 existed as of May 31, 2013.

Review, approval or ratification of transactions with related persons

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

Mr. Marc Saltzman and Mr. Neil Stiles were each deemed to be an “independent director”, as that term is defined by the listing standards of the national exchanges and SEC rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant, MNP, LLP, for the May 31, 2013 audit of our annual financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2013, totaled $25,000.

The aggregate fees billed by our principal accountant, D. Brooks and Associates CPA’s P.A. for the May 31, 2012 audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,500.

Audit-Related Fees

The aggregate fees billed by our principal accountants for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended May 31, 2013 and May 31, 2012 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning for the fiscal years ended May 31, 2013 and May 31, 2012 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountants for the fiscal years ended May 31, 2013 and May 31, 2012, other than for audit fees and tax fees, were $0 and $0, respectively.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

Consolidated Financial Statements

YAPPN CORP.
FORM 10-K
YEAR ENDED MAY 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yappn Corp. (formerly, Plesk Corp.)

We have audited the accompanying consolidated balance sheet of Yappn Corp. (the “Company”) (formerly, Plesk Corp.) (a development stage company) as of May 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Yappn Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of May 31, 2012 and for the cumulative period from November 3, 2010 (Inception) through May 31, 2012 were audited by other auditors who expressed an opinion without reservation on those statements in their audit report dated September 13, 2012. Their report included an explanatory paragraph regarding going concern. Our opinion, in so far as it relates to the period from November 3, 2010 (Inception) through May 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yappn Corp. (formerly, Plesk Corp.) (a development stage company) as of May 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s experience of negative cash flows from operations and its dependency upon future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed:
/s/ MNP LLP
MNP LLP Toronto, Canada September 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Plesk Corp.

We have audited the accompanying balance sheets of Plesk Corp. as of May 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2012. Plesk Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plesk Corp. as of May 31, 2012 and the results of its operations and its cash flows for the year ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has limited revenues to cover its operating costs. As such, it has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ D. Brooks and Associates CPA’s P.A.

D. Brooks and Associates CPA’s P.A.

West Palm Beach, FL

September 13, 2012

Yappn Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	May 31, 2013	May 31, 2012
Assets
Current Assets:
Cash	$217,037	$-
Prepaid development and related expenses - related party (Note 11)	80,518	-
Prepaid expenses	10,040	-
Total current assets	307,595	-

Equipment, net (Note 11)	-	1,045

Total Assets	$307,595	$1,045

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$114,532	$-
Accrued expenses	84,561	10,762
Loans from related parties - directors and stockholders (Note 11)	-	6,359
Total current liabilities	199,093	17,121

Other liabilities
Derivative preferred stock liability (Note 8)	3,479,862	-
Derivative warrant liability (Note 8)	4,050,278	-

Total Liabilities	7,729,233	17,121

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series "A" Convertible, 10,000,000 shares authorized; 7,710,000 and 0 shares issued and outstanding, respectively (Note 7)	-	-
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 100,000,000 and 142,500,000 shares issued and outstanding, respectively (Note 6)	10,000	14,250
Additional paid-in capital	64,997	24,672
Deficit accumulated during the developmental stage	(7,496,635)	(54,998)
Total Stockholders' Deficit	(7,421,638)	(16,076)
Total Liabilities And Stockholders' Deficit	$307,595	$1,045

See accompanying notes to the consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			From November 3, 2010
	For the Year Ended	For the Year Ended	(Inception) through
	May 31, 2013	May 31, 2012	May 31, 2013

Revenues	$-	$-	$5,916

Cost of goods sold	-	-	3,124

Gross profit	-	-	2,792

Operating expenses:
Marketing	15,465	221	15,888
Research and development expenses (Note 11)	197,275	-	197,275
General and administrative expenses (Note 11)	127,497	10,079	144,808
Legal fees	102,402	-	102,402
Consulting and professional fees (Note 11)	141,714	26,306	181,770
Total operating expenses	584,353	36,606	642,143

Loss from operations	(584,353)	(36,606)	(639,351)

Other expense:
Interest expense (Note 5)	1,000	-	1,000
Financing expense on issuance of derivative liabilities (Notes 7 and 8)	6,461,700	-	6,461,700
Change in fair value of derivative liabilities (Note 8)	394,584	-	394,584
Total other expense	6,857,284	-	6,857,284
	-	-	-
Net loss before taxes (Note 10)	(7,441,637)	(36,606)	(7,496,635)

Provision for income taxes	-	-	-

Net loss and comprehensive loss	$(7,441,637)	$(36,606)	$(7,496,635)

Net loss and comprehensive loss per weighted-average share of common stock - basic and diluted	$(0.06)	$(0.00)

Weighted-average number of shares of common stock issued and outstanding - basic and diluted	134,931,507	142,500,000

See accompanying notes to the consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the Periods from November 3, 2010 (Inception) through May 31, 2013

						Accumulated
	Common		Preferred		Additional	Deficit during the
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital	development stage	Total

Balance November 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock - at par value ($0.0001) (Note 6)	112,500,000	11,250	-	-	(10,500)	-	750
Issuance of common stock - $0.0013 per share (Note 6)	30,000,000	3,000	-	-	37,000	-	40,000
Payment of stock issuance costs (Note 6)	-	-	-	-	(1,828)	-	(1,828)
Net loss for the period from inception to May 31, 2011	-	-	-	-	-	(18,392)	(18,392)
Balance May 31, 2011	142,500,000	14,250	-	-	24,672	(18,392)	20,530

Net loss for the year ended May 31, 2012	-	-	-	-	-	(36,606)	(36,606)
Balance May 31, 2012	142,500,000	14,250	-	-	24,672	(54,998)	(16,076)

Cancellation of common stock (Note 6)	(112,500,000)	(11,250)	-	-	11,250	-	-
Issuance of common stock for asset purchase (Note 4)	70,000,000	7,000	-	-	(7,000)	-	-
Forgiveness of officers and directors advances and liabilities assumed (Note 11)	-	-	-	-	36,075	-	36,075
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants (Note 7)	-	-	7,710,000	-	-	-	-
Net loss for the year ended May 31, 2013	-	-	-	-	-	(7,441,637)	(7,441,637)
Balance May 31, 2013	100,000,000	$10,000	7,710,000	$-	$64,997	$(7,496,635)	$(7,421,638)

See accompanying notes to the consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From November 3, 2010
	For the Year Ended	For the Year Ended	(Inception) through
	May 31, 2013	May 31, 2012	May 31, 2013

Cash Flows From Operating Activities
Net loss	$(7,441,637)	$(36,606)	$(7,496,635)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation (Note 1)	509	678	1,498
Change in fair value of derivative liabilities (Note 8)	394,584	-	394,584
Financing expense on issuance of derivative liabilities (Notes 7 and 8)	6,398,592	-	6,398,592
Changes in operating assets and liabilities:
Accounts receivable	-	5,916	-

Prepaid development and related expenses – related party (Note 11)	(80,518)	-	(80,518)
Prepaid Expenses	(10,040)	-	(10,040)
Accounts and accrued expenses payable	194,102	10,012	204,864
Net Cash Used in Operating Activities	(544,408)	(20,000)	(587,655)

Cash Flows From Investing Activities
Capital expenditures	-	-	(2,034)

Net Cash Used in Investing Activities	-	-	(2,034)

Cash Flows From Financing Activities
Net advances from stockholders forgiven (Note 11)	4,686	6,359	11,045
Deferred revenue liability assumed by shareholders and directors (Note 11)	19,795	-	19,795
Net proceeds from the issuance of common stock (Note 6)	-	-	38,922
Proceeds from the issuance of preferred stock and warrants (Note 7)	771,000	-	771,000
Issuance cost of preferred stock and warrants (Note 7)	(34,036)	-	(34,036)
Net Cash Provided by Financing Activities	761,445	6,359	806,726

Net increase (decrease) in cash	217,037	(13,641)	217,037
Cash, beginning of year	-	13,641	-
Cash, end of year	$217,037	$-	$217,037

See accompanying notes to the consolidated financial statements

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yapnn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide a social media website that will host multi-language conversations based on different topics generating revenues from both corporate sponsorship and access to its analytical platform.  The Company has offices in the US and Canada.  In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 70,000,000 common stock shares of the Company.  As a result of this exchange, Intertainment Media Inc. acquired a 70 percent ownership of the Company.  The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. Generally Accepted Accounting Principles from the accounts of the Company under the accrual basis of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Yappn Acquisition Corp. and Yappn Canada, Inc.  All inter-company balances and transactions have been eliminated on consolidation.

Development Stage

The accompanying consolidated financial statements have been prepared in accordance with the FASB Accounting Standards Codification No 915, Development Stage Entities.  A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue.  Development-stage companies report cumulative costs from the enterprise’s inception.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Equipment

Equipment consisted of computer equipment, which is stated at cost and depreciated using the straight-line method based over an estimated useful life of three years.  Depreciation expense totaled $509 and $678 for the years ended May 31, 2013, and May 31, 2012, respectively, and $1,498 for the period from November 3, 2010 (inception) through May 31, 2013.

Expenditures for maintenance and repairs are charged to expense as incurred.  When an asset is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statements of operations and comprehensive loss. In 2013, the computer equipment with a net book value of approximately $536 was transferred to the shareholders.

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

 Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled and $15,465 and $221 during the years ended May 31, 2013 and May 31, 2012, respectively, and $15,888 for the period from November 3, 2010 (inception) through May 31, 2013.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  In 2013 the Company issued 7,710,000 Units each consisting of one Series A Convertible Preferred Stock and one five year warrant to purchase an additional share of common stock at a per share exercise price of $0.10, which would have a dilutive effect on earnings per share if the Company had net income for the year.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Tax”.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the statements of operations and comprehensive loss.  There have been no penalties nor interest related to unrecognized tax benefits reflected in the statements of operations and comprehensive loss for the years ended May 31, 2013 and May 31, 2012 and for the period of November 3, 2010 (inception) through May 31, 2013.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

The Company follows FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. US GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy are described below:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company’s Level 2 liabilities consist of the derivative liabilities associated with the Series A Preferred Stock and warrants issued March 28, 2013 and May 31, 2013 (see Note 8).

As of May 31, 2013 and 2012, the carrying value of accounts payable and accrued liabilities and loans from related parties approximated fair value due to the short-term nature of these instruments.

Fair Value of Preferred Stock and Warrants Derivative Instruments

The Company entered into subscription agreements whereby it sold Units consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.10.  Both the preferred stock and the warrant are treated as liabilities rather than as equity instruments resulting from the variability caused by the favorable terms to the holders.  The Series A Preferred Stock and the five year warrants provide the holder with full anti-dilution ratchet provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10.

Both instruments are measured at fair value using a binomial lattice valuation methodology and are included in the consolidated balance sheets as derivative liabilities. Both unrealized and realized gains and losses related to the derivatives are recorded based on the changes in the fair values and are reflected as a financing expenses on the consolidated statements of operations and comprehensive loss.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through May 31, 2013.

The Company’s significant estimates include the fair value of financial instruments including the underlying assumptions to estimate the fair value of derivative financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

These significant accounting estimates bear the risk of change due to the fact that there are uncertainties attached to those estimates and certain estimates are difficult to measure or value.

Fiscal Year End

The Company has adopted a fiscal year end of May 31.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation with no impact on stockholder’s equity or net loss.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced negative cash flows from operations since inception and has net losses for the period from November 3, 2010 (inception) to May 31, 2013 of $7,496,635.  The Company has funded its activities primarily from equity financings.  During March and May 2013, the Company raised funds totaling approximately $771,000 through the sale of Series A Convertible Preferred stock and warrants.

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

Management plans to meet its operating cash flow requirements from financing activities until the future operating activities become sufficient to support the business to enable the Company to continue as a going concern.  In June 2013, the Company raised additional funds totaling approximately $165,000 through the sale of additional Series A Preferred Stock and warrants and will pursue other financing when deemed necessary.

There can be no assurance that the raising of equity will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

3. Concentration of Credit Risk

All of the Company’s sales for the period from November 3, 2010 (inception) through May 31, 2013 are attributed to one customer.  All of the related purchases were from one vendor.

4. Transfer of Assets

On March 28, 2013, the Company purchased a prospective social media platform and related group of assets from Intertainment Media, Inc. for 70,000,000 shares of the Company’s common stock.  As a result of this purchase Intertainment Media, Inc. became the majority owner of Yappn Corp.  Included in the transfer of assets is a services agreement dated March 21, 2013 by and among Intertainment Media, Inc. and its wholly-owned subsidiaries, collectively “Ortsbo”.  The services agreement provides general maintenance and enhancements for the assets provided on a fee and license basis.

The transferred assets are reflected at the historical carrying value of Intertainment Media, Inc. which was Nil.

5. Convertible Promissory Bridge Loan

On February 28, 2013, the Company agreed to a 6% convertible promissory bridge loan in the aggregate principal amount of $200,000 to an accredited investor, with gross proceeds of $200,000.  The transfer of the principal did not take place until March 28, 2013, at which time it was exchanged, along with implied accrued interest of $1,000, for the purchase of 4,010,000 Units of Series A Convertible Preferred Stock and attached warrants at a stated value of $0.10 per unit on that date (Note 7).

6.  Common Stock

On December 8, 2010, the Company issued 112,500,000 post-split (7,500,000 pre-split) shares of common stock to the officers and directors of the Company for cash proceeds of $750.

During the period from November 3, 2010 (inception) through May 31, 2011 the Company issued 30,000,000 post-split (2,000,000 pre-split) shares of its common stock, par value $0.0001 per share, for $40,000 less issuance costs of $1,828.

On March 11, 2013, the Company authorized a stock split whereby an additional 14 shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding to each holder of record on March 25, 2013.  All common stock and per share information has been adjusted retroactively for the stock split.

On March 14, 2013 the Company changed the authorized stock to 200,000,000 shares, par value $0.0001 per share.

On March 28, 2013, immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Asset Purchase assets and liabilities to the Company’s wholly-owned subsidiary, Plesk Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of Plesk Holdings, Inc. to certain of the Company’s former shareholders in exchange for cancellation of an aggregate of 112,500,000 shares of our common stock held by such persons.

7.  Preferred Stock and Warrants

On March 14, 2013 the Company authorized 50,000,000 shares of preferred stock, par value $0.0001.

Series A Preferred Stock

On March 28, 2013 the Company was authorized to issue 5,500,000 shares of Series A Preferred Stock with a  par value $0.0001 and a stated value of $0.10.

On March 28, 2013, the Company sold an aggregate of 4,010,000 Units at a per unit price of $0.10 on a private placement basis to certain investors for net cash proceeds, including the conversion of $201,000 from the bridge loan (Note 5) including associated interest, for $401,000.  Each Unit consisted of (i) one share of the Series A Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of our common stock; and (ii) a five year warrant to purchase an additional share of the Company’s common stock at a per share exercise price of $0.10.  At the time of the sale, the market price of the Company’s common stock was $0.50.

The net cash proceeds from the financing were $401,000.  As the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivatives for accounting purposes and reported on the Company’s consolidated statements of operations and comprehensive loss below the operating income as an “other expense”

Accounting allocation of initial proceeds	March 28, 2013
Gross Proceeds	$401,000
Derivative preferred stock liability fair value	(1,610,015)
Derivative warrant liability fair value	(1,909,161)
Financing expense on issuance of derivative instruments	$3,118,176

On May 31, 2013, the Company amended and restated the Certificate of Designation governing the Series A Preferred Stock in order to increase the number of authorized shares of preferred stock designated as Series A Preferred Stock to 10,000,000 shares.  Subsequent to the increase, on May 31, 2013, the Company sold an additional 3,700,000 Units to certain accredited investors for an aggregate purchase price of $370,000.  Each Unit consisted of (i) one share of the Series A Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of our common stock; and (ii) a five year warrant to purchase an additional share of the Company’s common stock at a per share exercise price of $0.10.  At the time of the sale, the market price of the Company’s common stock was $0.55.

The net cash proceeds from the financing were $370,000. As the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivatives for accounting purposes and reported on the Company’s consolidated statements of operations and comprehensive loss below the operating income as an “other expense”

Accounting allocation of initial proceeds	May 31, 2013
Gross proceeds	$370,000
Derivative preferred stock liability fair value	(1,670,550)
Derivative warrant liability fair value	(1,945,830)
Financing expense on issuance of derivative instruments	$3,246,380

The calculation methodologies for the fair values of the derivative preferred stock liability and the derivative warrant liability are described in Note 8 – Derivative Preferred Stock and Warrant Liabilities.

The following is a summary of preferred stock and warrants issued, forfeited or expired and exercised for the year ended May 31, 2013:

	Preferred Stock	Warrants
Outstanding as of May 31, 2012	-	-
Issued on March 28, 2013	4,010,000	4,010,000
Issued on May 31, 2013	3,700,000	3,700,000
Exercised and expired	-	-
Total	7,710,000	7,710,000

In connection with a portion of the private placement on May 31, 2013, the broker was eligible for 120,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, valued at $63,108 as part of the broker’s commission with cash of $34,036.  As of May 31, 2013, these warrants were not yet issued.

The outstanding warrants at May 31, 2013 have a stated average exercise price of $0.10 per share and have an approximate weighted average remaining life of 5 years.

8. Derivative Preferred Stock and Warrant Liabilities

The Company has preferred stock and warrants outstanding with price protection provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10. Simultaneously, with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these instruments shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of preferred stock and warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. The price protection on the preferred shares is for a twelve month period, while the price protection on the warrants is for the life of the warrants.

Accounting for Derivative Preferred Stock Liability

The Company’s derivative preferred stock instruments have been measured at fair value at May 31, 2013 using the binomial lattice model. The Company recognizes all of its preferred stock with price protection in its consolidated balance sheet as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive loss. The initial recognition and subsequent changes in fair value of the derivative preferred stock liability have no effect on the Company’s consolidated cash flows.

The revaluation of the preferred stock at each reporting period resulted in the recognition of a loss of $199,297 within the Company’s consolidated statements of operations and comprehensive loss for the year ended May 31, 2013 which is included in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The fair value of the preferred stock at May 31, 2013 was $3,479,862 which is reported on the consolidated balance sheets under the caption “Derivative Preferred Stock Liability”. The following is a summary of the derivative preferred stock liability from May 31, 2012 until May 31, 2013:

	Value	No. of Preferred Stock Units
Balance as of May 31, 2012	$-	-
Preferred stock issued March 28, 2013	1,610,015	4,010,000
Preferred stock issued May 31, 2013	1,670,550	3,700,000
Increase in fair value of derivative preferred stock liability	199,297	-
Balance as of May 31, 2013	$3,479,862	7,710,000

Fair Value Assumptions Used in Accounting for Derivative Preferred Stock Liability

The Company has determined its derivative preferred stock liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The key inputs used in the March 28, 2013 issuance of 4,010,000 preferred stock shares for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013
Current stock price	$0.50	$0.55
Current exercise price	$0.10	$0.10
Time to expiration - days	365	301
Risk free interest rate	1.48%	1.48%
Estimated volatility	100%	100%
Dividend	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 preferred stock shares for determination of fair value calculations were as follows:

May 31, 2013
Current stock price	$0.55
Current exercise price	$0.10
Time to expiration - days	365
Risk free interest rate	1.48%
Estimated volatility	100%
Dividend	-

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at May 31, 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive loss. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The revaluation of the warrants at each reporting period resulted in the recognition of a loss of $195,287 within the Company’s consolidated statements of operations and comprehensive loss for the year ended May 31, 2013 which is included in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at May 31, 2013 was $4,050,278 which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following is a summary of the derivative warrant liability from May 31, 2012 until May 31, 2013:

	Value	No. of Warrants
Balance as of May 31, 2012	$-	-
Warrants issued March 28, 2013	1,909,161	4,010,000
Warrants issued May 31, 2013	1,945,830	3,700,000
Increase in fair value of derivative warrant liability	195,287	-
Balance as of May 31, 2013	$4,050,278	7,710,000

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The key inputs used in the March 28, 2013 issuance of 4,010,000 warrants for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013
Current stock price	$0.50	$0.55
Current exercise price	$0.10	$0.10
Time to expiration - days	1,826	1,762
Risk free interest rate	1.48%	1.48%
Estimated volatility	150%	150%
Dividend	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 warrants for determination of fair value calculations were as follows:

May 31, 2013
Current stock price	$0.55
Current exercise price	$0.10
Time to expiration - days	1,826
Risk free interest rate	1.48%
Estimated volatility	150%
Dividend	-

In connection with a portion of the private placement on May 31, 2013, the broker was eligible for 120,000 warrants having the same full ratchet anti-dilution provisions as the other warrants, as part of the broker’s commission. These warrants have been estimated to be valued at $63,108 using the same valuation techniques and included in accrued liabilities.

9. Employee Benefit and Incentive Plans

On March 28, 2013, the Company adopted an equity incentive plan pursuant to which 10,000,000 shares of common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons.  As of May 31, 2013 no shares have been issued under this plan.

10. Income Taxes

The provision for income taxes for the years ended May 31, 2013 and May 31, 2012 consisted of the following:

	May 31, 2013	May 31, 2012
Current	$-	$-
Deferred	217,336	12,446
Change in valuation allowance	(217,336)	(12,446)
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	May 31, 2013	May 31, 2012
Income tax at statutory rate	35.00%	34.00%
Permanent difference	(32.00)	-
Change in valuation allowance	(3.00)	(34.00)
Total	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets. Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance. The Company’s deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of May 31, 2013 and 2012 are as follows:

	May 31, 2013	May 31, 2012
Gross deferred tax assets, net operating loss	$236,035	$18,699
Less: valuation allowance	(236,035)	(18,699)
Net deferred tax asset	$-	$-

For the year ended May 31, 2013 the Company had a net operating loss carry-forward of approximately $674,387 which may be used to offset future taxable income and begins to expire in 2033.

11.   Related Party Balances and Transactions

On December 8, 2010, the Company issued 112,500,000 shares of common stock (post stock split) to the officers and directors of the Company for cash proceeds of $750.

During the period from November 3, 2010 (inception) through May 31, 2011, a stockholder advanced $13,525 to the Company for working capital purposes. These amounts were non-interest bearing, due on demand, and were repaid during the year ended May 31, 2011.

During the year ended May 31, 2012, the Company’s officer and director advanced $6,359 to the Company for working capital purposes.

On April 25, 2012, the Company’s previous officer and director agreed to lend the Company up to $100,000 over the next two years provided that at no time can the principal amount outstanding exceed $25,000. No interest accrued on the outstanding principal under the terms of this note. As of the resignation of the officer in March 2013, there was no outstanding balance.  There were no obligations outstanding as of May 31, 2013.

In February 2013, a stockholder assumed the Company’s obligation to fulfill a sale of product from which the Company previously received $19,795. These amounts were offset against the stockholders advances.

During the year ended May 31, 2013 a previous officer advanced $4,686 for working capital purposes, assumed liabilities of $5,771 for the Company, and purchased a computer for $536 from the Company for which proceeds were netted against amounts owed to him. There were no further advances provided by that officer prior to his resigning.  All obligations were settled as of March 28, 2013.

Total stockholder account forgiven was $36,075.  No amounts are due to the stockholder as of May 31, 2013.

From inception until March 28, 2013, a former officer and director of the Company provided office space and other office administrative resources at no cost. Subsequent to March 28, 2013, the Company utilizes office space from Intertainment Media, Inc., when necessary.

On March 28, 2013, the Company purchased the Yappn assets from Intertainment Media, Inc.  in consideration for 70,000,000 shares of common stock for a controlling 70 percent interest in the Company,   The Chief Executive Officer and director of the Company, David Lucatch, and a Director of the Company, Herb Willer, are also Chief Executive Officer and directors of Intertainment Media, Inc.

On March 28, 2013, as part of the assets purchased the Company also assumed a technology services agreement with Ortsbo, a wholly-owned subsidiary of Intertainment Media, Inc.  The service agreement requires the Company to pay cost plus thirty percent (30%) for actual cost incurred by Ortsbo in providing technology services.  In addition, the Company shall pay to Ortsbo an ongoing revenue share which shall equal seven percent (7%) of the gross revenue generated by the Company’s activities utilizing the technology.

In April and May 2013, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc., and prepaid for such services for the subsequent months.  The Company also prepaid expenses for the CEO, David Lucatch.  Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided.  Costs incurred by Intertainment Media, Inc. for third party purchases are invoiced at cost.  Related party fees incurred and paid under this arrangement totaled $233,400 for the year ended May 31, 2013 and a remaining related party prepaid balance totaling $80,518 existed as of May 31, 2013.

12.  Subsequent Events

On June 7, 2013, the Company sold 1,650,000 Units of Series A Preferred Stock and associated warrants to certain accredited investors for an aggregate purchase price of $165,000.

On June 24, 2013, the Company issued and transferred 300,000 shares of common stock in exchange for business consulting services.

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
21.1	List of Subsidiaries*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRLTaxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(1) Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on March 18, 2013 and incorporated herein by reference.
(2) Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on April 3, 2013 and incorporated herein by reference.
(3) Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on June 3, 2013 and incorporated herein by reference.

 *Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAPPN CORP.

Date: September 13, 2013	By:	/s/ David Lucatch
David Lucatch
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 13, 2013	By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatch	Chief Executive Officer and Director	September 13, 2013
David Lucatch	(Principal Executive Officer)

/s/ Craig McCannell	Chief Financial Officer	September 13, 2013
Craig McCannell	(Principal Financial Officer and Accounting Officer)

/s/ Marc Saltzman	Director	September 13, 2013
Marc Saltzman

/s/ Neil Stiles	Director	September 13, 2013
Neil Stiles

/s/ Herb Willer	Chairman of the Board and Director	September 13, 2013
Herb Willer

/s/ Steven Wayne Parsons	Director	September 13, 2013
Steven Wayne Parsons