Form 10-Q
period 2013-08-31
YAPPN CORP.
filed 2013-10-15
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

YAPPN CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	333-175667	27-3848069
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1001 Avenue of the Americas, 11th Floor
New York, NY 10018
(Address of principal executive offices) (Zip code)

888-859-4441
(Registrant’s telephone number, including area code)

None
Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 100,300,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of October 11, 2013.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of August 31, 2013 (unaudited) and May 31, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended August 31, 2013 and 2012 and for the period from November 3, 2010 (date of inception) through August 31, 2013 (unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity for the period November 3, 2010 (date of inception) through August 31, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and 2012 and for the period from November 3, 2010 (date of inception) through August 31, 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4	Controls and Procedures	26

PART II

Item 1.	Legal Proceedings	26
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28

PART I
ITEM 1.   FINANCIAL STATEMENTS

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	August 31, 2013	May 31, 2013
Assets
Current assets:
Cash	$3,325	$217,037
Accounts receivable	5,760	-
Prepaid development and related expenses - related party	86,505	80,518
Prepaid expenses	14,500	10,040
Total current assets	110,090	307,595

Total Assets	$110,090	$307,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$281,443	$114,532
Loan from third party	317,022	-
Accrued expenses	38,546	84,561
Total current liabilities	637,011	199,093

Other liabilities
Derivative preferred stock liability	497,581	3,479,862
Derivative warrant liability	1,023,214	4,050,278

Total Liabilities	2,157,806	7,729,233

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series "A" Convertible, 10,000,000 shares authorized; 9,360,000 and 7,710,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 100,300,000 and 100,000,000 shares issued and outstanding, respectively	10,030	10,000
Common stock, shares to be issued, 949,261 and 0 shares, respectively	135,000	-
Additional paid-in capital	133,654	64,997
Deficit accumulated during the developmental stage	(2,326,400)	(7,496,635)
Total Stockholders' Deficit	(2,047,716)	(7,421,638)
Total Liabilities And Stockholders' Deficit	$110,090	$307,595

See accompanying notes to the condensed consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

			From November 3,
	Three Months	Three Months	2010 (Inception)
	Ended	Ended	through
	August 31, 2013	August 31, 2012	August 31, 2013

Revenues	$5,760	$-	$11,676

Cost of goods sold	3,543	-	6,667

Gross profit	2,217	-	5,009

Operating expenses:
Marketing	110,774	-	126,662
Research and development expenses	338,176	-	535,451
General and administrative expenses	35,136	1,270	179,944
Legal fees	41,287	-	143,689
Consulting and professional fees	533,302	7,890	715,072

Total operating expenses	1,058,675	9,160	1,700,818

Loss from operations	(1,056,458)	(9,160)	(1,695,809)

Other (income) expense:
Interest expense	7,846	-	8,846
Financing expense on issuance of derivative liabilities	1,957,530	-	8,419,230
Change in fair value of derivative liabilities	(8,181,735)	-	(7,787,151)
Other (income) expense	(10,334)	-	(10,334)
Total other (income) expense	(6,226,693)	-	630,591
	-	-	-
Net income (loss) before taxes	5,170,235	(9,160)	(2,326,400)

Provision for income taxes	-	-	-

Net income (loss) and comprehensive income (loss)	$5,170,235	$(9,160)	$(2,326,400)

Net income (loss) per weighted-average shares common stock - basic	$0.05	$(0.00)

Net income (loss) per weighted-average shares common stock - diluted	$0.04	$(0.00)

Weighted-average number of shares of common stock issued and outstanding - basic	100,221,739	142,500,000

Weighted-average number of shares of common stock issued and outstanding - diluted	119,391,739	142,500,000

See accompanying notes to the condensed consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
For the Periods from November 3, 2010 (Inception) through August 31, 2013
(Unaudited)

								Accumulated
	Common				Preferred		Additional	Deficit during the
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amount	Shares Outstanding	Amount	Paid-in Capital	development stage	Total

Balance - November 2010 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Issuance of common stock - at par value ($0.0001)	112,500,000	11,250	-	-	-	-	(10,500)	-	750
Issuance of common stock - $0.0013 per share	30,000,000	3,000	-	-	-	-	37,000	-	40,000
Payment of stock issuance costs	-	-	-	-	-	-	(1,828)	-	(1,828)
Net loss for the period from inception to May 31, 2011	-	-	-	-	-	-	-	(18,392)	(18,392)
Balance - May 31, 2011	142,500,000	14,250	-	-	-	-	24,672	(18,392)	20,530

Net loss for the year ended May 31, 2012	-	-	-	-	-	-	-	(36,606)	(36,606)
Balance - May 31, 2012	142,500,000	14,250	-	-	-	-	24,672	(54,998)	(16,076)

Cancellation of common stock	(112,500,000)	(11,250)	-	-	-	-	11,250	-	-
Issuance of common stock for asset purchase	70,000,000	7,000	-	-	-	-	(7,000)	-	-
Forgiveness of officers & directors advances and liabilities assumed	-	-	-	-	-	-	36,075	-	36,075
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	7,710,000	-	-	-	-
Net loss for the period ended May 31, 2013	-	-	-	-	-	-	-	(7,441,637)	(7,441,637)
Balance - May 31, 2013	100,000,000	10,000	-	-	7,710,000	-	64,997	(7,496,635)	(7,421,638)

Issuance of common stock for consulting services	300,000	30	-	-	-	-	41,970	-	42,000
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	1,650,000	-	-	-	-
Stock to be issued under subscription agreement for consulting services	-	-	949,261	135,000	-	-	-	-	135,000
Imputed interest on loan from third party	-	-	-	-	-	-	26,687	-	26,687
Net income for the period	-	-	-	-	-	-	-	5,170,235	5,170,235
Balance - August 31, 2013	100,300,000	$10,030	949,261	$135,000	9,360,000	$-	$133,654	$(2,326,400)	$(2,047,716)

See accompanying notes to the condensed consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	From November 3, 2010 (Inception)
	Ended	Ended	through
	August 31, 2013	August 31, 2012	August 31, 2013

Cash Flows From Operating Activities
Net income (loss)	$5,170,235	$(9,160)	$(2,326,400)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	-	170	1,498
Change in fair value of derivative liabilities	(8,181,735)	-	(7,787,151)
Financing expense on issuance of derivative liabilities	2,007,390	-	8,405,982
Stock issuance and subscribed for consulting services	177,000	-	177,000
Imputed interest expense on loan from third party	7,709	-	7,709
Changes in operating assets and liabilities:
Accounts receivable	(5,760)	-	(5,760)
Prepaid development and related expenses - related party	(5,987)	-	(86,505)
Prepaid expenses	(4,460)	-	(14,500)
Accounts payable	166,911	3,746	371,775
Accrued expenses payable	(46,015)	-	(46,015)
Net Cash Used in Operating Activities	(714,712)	(5,244)	(1,302,367)

Cash Flows From Investing Activities
Capital expenditures	-	-	(2,034)
Net Cash Used in Investing Activities	-	-	(2,034)

Cash Flows From Financing Activities
Proceeds from loans	336,000	-	336,000
Net advances from stockholders forgiven	-	5,650	11,045
Deferred revenue liability assumed by shareholders and directors	-	-	19,795
Net proceeds from the issuance of common stock	-	-	38,922
Proceeds from the issuance of preferred stock and warrants	165,000	-	936,000
Issuance costs of preferred stock and warrants	-	-	(34,036)

Net Cash Provided by Financing Activities	501,000	5,650	1,307,726

Net increase (decrease) in cash	(213,712)	406	3,325
Cash, beginning of period	217,037	-	-
Cash, end of period	$3,325	$406	$3,325

Supplemental Disclosure of Noncash Investing and Financing Activities Information
Common stock issued for consulting services	$42,000	$-	$42,000
Common stock shares to be issued for consulting services	$135,000	$-	$135,000

See accompanying notes to the condensed consolidated financial statements

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yapnn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide a social media website that will host multi-language conversations based on different topics generating revenues from both corporate sponsorship and access to its analytical platform.  The Company has offices in the US and Canada.  In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 70,000,000 common stock shares of the Company.  As a result of this exchange, Intertainment Media Inc. acquired a 70 percent ownership of the Company.  The accompanying condensed consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of August 31, 2013, and for the periods ended August 31, 2013 and 2012, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2013, and the results of its operations and its cash flows for the periods ended August 31, 2013 and August 31, 2012 and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2014.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Refer to the Company’s audited financial statements as of May 31, 2013 filed with the SEC, for additional information including significant accounting policies.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Yappn Acquisition Corp. and Yappn Canada, Inc.  All inter-company balances and transactions have been eliminated on consolidation.

Development Stage

The accompanying condensed consolidated financial statements have been prepared in accordance with the FASB Accounting Standards Codification No 915, Development Stage Entities.  A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue.  Development-stage companies report cumulative costs from the enterprise’s inception.

Cash and Cash Equivalents

For purposes of reporting within the condensed consolidated statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms, without discount.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information.  The Company has not recorded any allowance for doubtful accounts for the periods ended August 31, 2013 and May 31, 2013.  Balances that remain outstanding after the Company has used receivable collection efforts are written off through a charge to the valuation allowance and credit to accounts receivable.  Actual amounts could vary from the recorded estimates.

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled and $110,774 and $0 during the three months ended August 31, 2013 and August 31, 2012, respectively, and $126,662 for the period from November 3, 2010 (inception) through August 31, 2013.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of August 31, 2013 the Company issued 9,360,000 Units each consisting of one Series A Convertible Preferred Stock and one five year warrant to purchase an additional share of common stock at a per share exercise price of $0.10, which has a dilutive effect on earnings per share when the Company has net income for the period.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the statements of operations and comprehensive loss.  There have been no penalties nor interest related to unrecognized tax benefits reflected in the statements of operations and comprehensive loss for the three months ended August 31, 2013 and August 31, 2012 and for the period of November 3, 2010 (inception) through August 31, 2013.

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company’s Level 2 liabilities consist of the derivative liabilities associated with the Series A Preferred Stock and warrants issued March 28, 2013, May 31, 2013 and June 7, 2013 and a loan from a third party provided on July 10, 2013.

As of August 31, 2013 and May 31, 2013, the carrying value of accounts payable, accrued liabilities and loans from related parties approximated fair value due to the short-term nature of these instruments.

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

Both instruments are measured at fair value using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets as derivative liabilities. Both unrealized and realized gains and losses related to the derivatives are recorded based on the changes in the fair values and are reflected as a financing expenses on the consolidated statements of operations and comprehensive loss.

Estimates

The condensed consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through August 31, 2013.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentations with no impact on stockholders’ equity or net income (loss).

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced negative cash flows from operations since inception and has net losses for the period from November 3, 2010 (inception) to August 31, 2013 of $2,326,400.  The Company has funded its activities primarily from equity and debt financings.  From March 2013 through July 2013, the Company raised funds totaling approximately $936,000 through the sale of Units consisting of a Series A Convertible Preferred stock and a warrant and $336,000 from a loan from a third party.

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

Management plans to meet its operating cash flow requirements from financing activities until the future operating activities become sufficient to support the business to enable the Company to continue as a going concern.  In September 2013, the Company began commercial operations of its web-site, which is expected to generate operating cash flows in the future.  Until those cash flows are sufficient the Company will pursue other financing when deemed necessary.

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

3. Concentration of Credit Risk

All of the Company’s sales for the period from November 3, 2010 (inception) through August 31, 2013 are attributed to two customers.

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

5. Convertible Promissory Bridge Loan and Loan from Third Party

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

On July 10, 2013, the Company borrowed $336,000 (Canadian $350,000) from a private individual.  The loan has a term of six months and is interest free for the first 120 days and 1% per month for the remainder with a final bullet payment due at the end of the term.  As a result of favorable terms to the Company, the fair value of the loan was estimated at $309,313 using an imputed interest rate of 18%.

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

On March 11, 2013, the Company authorized a stock dividend, treated as a stock split for accounting purposes, whereby an additional 14 shares of common stock, par value $0.0001 per share, was issued on each one share of common stock outstanding to each holder of record on March 25, 2013.  All common stock and per share information has been adjusted retroactively for the stock split.

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

On June 24, 2013, the Company issued and transferred 300,000 shares of common stock, valued at $42,000, in exchange for business consulting services.

The Company will issue 500,000 shares of common stock to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations.  The Company will also issue 449,261 shares of common stock to the same provider of consulting services as partial compensation for services provided for the period ended August 31, 2013.  The value of the 949,261 shares of common stock to be issued to this provider is $135,000.

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

The net cash proceeds from the financing were $401,000.  As the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivatives for accounting purposes and reported on the Company’s condensed consolidated statements of operations and comprehensive income (loss) below the operating income as an “other expense”.

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

The net cash proceeds from the financing were $370,000. As the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivatives for accounting purposes and reported on the Company’s condensed consolidated statements of operations and comprehensive income (loss) below the operating income as an “other expense”.

Accounting allocation of initial proceeds	May 31, 2013
Gross proceeds	$370,000
Derivative preferred stock liability fair value	(1,670,550)
Derivative warrant liability fair value	(1,945,830)
Financing expense on issuance of derivative instruments	$3,246,380

On June 7, 2013, the Company sold an additional 1,650,000 Units to certain accredited investors for an aggregate purchase price of $165,000.  Each Unit consisted of (i) one share of the Series A Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of our common stock; and (ii) a five year warrant to purchase an additional share of the Company’s common stock at a per share exercise price of $0.10.  At the time of the sale, the market price of the Company’s common stock was $0.72.

The net cash proceeds from the financing were $165,000. As the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivatives for accounting purposes and reported on the Company’s condensed consolidated statements of operations and comprehensive income (loss) below the operating income as an “other expense”.

Accounting allocation of initial proceeds	June 7, 2013
Gross proceeds	$165,000
Derivative preferred stock liability fair value	(1,025,475)
Derivative warrant liability fair value	(1,146,915)
Financing expense on issuance of derivative instruments	$2,007,390

The calculation methodologies for the fair values of the derivative preferred stock liability and the derivative warrant liability are described in Note 8 – Derivative Preferred Stock and Warrant Liabilities.

The following is a summary of preferred stock and warrants issued, forfeited or expired and exercised through August 31, 2013:

	Preferred Stock	Warrants
Outstanding as of May 31, 2012 and August 31, 2012	-	-
Issued on March 28, 2013	4,010,000	4,010,000
Issued on May 31, 2013	3,700,000	3,700,000
Exercised and expired	-	-
Total – as of May 31, 2013	7,710,000	7,710,000
Issued on June 7, 2013	1,650,000	1,650,000
Exercised and expired	-	-
Total – as of August 31, 2013	9,360,000	9,360,000

In connection with a portion of the private placement on May 31, 2013, the broker was eligible for 120,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, valued at $63,108, as part of the broker’s commission with cash of $34,036.  As of August 31, 2013, these warrants were not yet issued.

The outstanding warrants at May 31, 2013 and August 31, 2013 have a stated average exercise price of $0.10 per share and have an approximate weighted average remaining life ranging from approximately 4.6 years to 5 years.

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

Accounting for Derivative Preferred Stock Liability

The Company’s derivative preferred stock instruments have been measured at fair value at August 31, 2013 and May 31, 2013 using the binomial lattice model. The Company recognizes all of its preferred stock with price protection in its condensed consolidated balance sheet as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative preferred stock liability have no effect on the Company’s condensed consolidated cash flows.

The revaluation of the preferred stock at each reporting period resulted in the recognition of a gain of $4,007,756 and a loss of $199,297 within the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended August 31, 2013 and the year ended May 31, 2013, respectively, and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities”. The fair value of the preferred stock at August 31, 2013 and May 31, 2013 was $497,581 and $3,479,862, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative Preferred Stock Liability”.

The following is a summary of the derivative preferred stock liability from May 31, 2012 through August 31, 2013:

	Value	No. of Preferred Stock Units
Balance as of May 31, 2012 and August 31, 2012	$-	-
Preferred stock issued March 28, 2013	1,610,015	4,010,000
Preferred stock issued May 31, 2013	1,670,550	3,700,000
Increase in fair value of derivative preferred stock liability	199,297	-
Balance as of May 31, 2013	3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Decrease in fair value of derivative preferred stock liability	(4,007,756)	-
Balance as of August 31, 2013	$497,581	9,360,000

Fair Value Assumptions Used in Accounting for Derivative Preferred Stock Liability

The Company has determined its derivative preferred stock liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of August 31, 2013 and May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The key inputs used in the March 28, 2013 issuance of 4,010,000 preferred stock shares for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013	August 31, 2013
Current stock price	$0.50	$0.55	$0.12
Current exercise price	$0.10	$0.10	$0.10
Time to expiration - days	365	301	209
Risk free interest rate	1.48%	1.48%	1.60%
Estimated volatility	100%	100%	100%
Dividend	-	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 preferred stock shares for determination of fair value calculations were as follows:

	May 31, 2013	August 31, 2013
Current stock price	$0.55	$0.12
Current exercise price	$0.10	$0.10
Time to expiration - days	365	273
Risk free interest rate	1.48%	1.60%
Estimated volatility	100%	100%
Dividend	-	-

The key inputs used in the June 7, 2013 issuance of 1,650,000 preferred stock shares for determination of fair value calculations were as follows:

	June 7, 2013	August 31, 2013
Current stock price	$0.72	$0.12
Current exercise price	$0.10	$0.10
Time to expiration - days	365	280
Risk free interest rate	1.48%	1.60%
Estimated volatility	100%	100%
Dividend	-	-

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at August 31, 2013 and May 31, 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its condensed consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s condensed consolidated cash flows.

The revaluation of the warrants at each reporting period resulted in the recognition of a gain of $4,173,979 and a loss of $195,287 within the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended August 31, 2013 and for the year ended August 31, 2013, respectively, and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at August 31, 2013 and May 31, 2013 was $1,023,214 and $4,050,278, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative Warrant Liability”.

The following is a summary of the derivative warrant liability from May 31, 2012 through August 31, 2013:

	Value	No. of Warrants
Balance as of May 31, 2012 and August 31, 2012	$-	-
Warrants issued March 28, 2013	1,909,161	4,010,000
Warrants issued May 31, 2013	1,945,830	3,700,000
Increase in fair value of derivative warrant liability	195,287	-
Balance as of May 31, 2013	4,050,278	7,710,000
Warrants issued June 7, 2013	1,146,915	1,650,000
Decrease in fair value of derivative warrant liability	(4,173,979)	-
Balance as of August 31, 2013	$1,023,214	9,360,000

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of August 31, 2013 and May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The key inputs used in the March 28, 2013 issuance of 4,010,000 warrants for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013	August 31, 2013
Current stock price	$0.50	$0.55	$0.12
Current exercise price	$0.10	$0.10	$0.10
Time to expiration - days	1,826	1,762	1,670
Risk free interest rate	1.48%	1.48%	1.60%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 warrants for determination of fair value calculations were as follows:

	May 31, 2013	August 31, 2013
Current stock price	$0.55	$0.12
Current exercise price	$0.10	$0.10
Time to expiration - days	1,826	1,734
Risk free interest rate	1.48%	1.60%
Estimated volatility	150%	150%
Dividend	-	-

The key inputs used in the June 7, 2013 issuance of 1,650,000 warrants for determination of fair value calculations were as follows:

	June 7, 2013	August 31, 2013
Current stock price	$0.72	$0.12
Current exercise price	$0.10	$0.10
Time to expiration - days	1,826	1,741
Risk free interest rate	1.48%	1.60%
Estimated volatility	100%	150%
Dividend	-	-

In connection with a portion of the private placement on May 31, 2013, the broker was eligible for 120,000 warrants having the same full ratchet anti-dilution provisions as the other warrants, as part of the broker’s commission. These warrants have been estimated to be valued at $63,108 and $13,248 for the periods ended May 31, 2013 and August 31, 2013, respectively, using the same valuation techniques and included in accrued liabilities.  The change in the fair value of $49,860 is reflected in other expense as financing expense on issuance of derivatives for the three months ended August 31, 2013.

9. Employee Benefit and Incentive Plans

On March 28, 2013, the Company adopted an equity incentive plan pursuant to which 10,000,000 shares of common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons.  As of May 31, 2013 and August 31, 2013 no shares have been issued under this plan.

10. Income Taxes

The provision for income taxes for the three months ended August 31, 2013 and August 31, 2012 consisted of the following:

	August 31, 2013	August 31, 2012
Current	$-	$-
Deferred	368,890	3,114
Change in valuation allowance	(368,890)	(3,114)
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	August 31, 2013	August 31, 2012
Income tax at statutory rate	35.00%	34.00%
Permanent difference	(42.00)	-
Change in valuation allowance	7.00	(34.00)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of August 31, 2013 and May 31, 2013 are as follows:

	August 31, 2013	May 31, 2013
Net operating loss	$604,925	$236,035
Less: valuation allowance	(604,925)	(236,035)
Net deferred tax asset	$-	$-

As of August 31, 2013, and May 31, 2013 the Company had net operating loss carry-forwards of approximately $1,728,357 and $674,387, respectively, which may be used to offset future taxable income and begins to expire in 2033.

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

From inception until March 28, 2013, a former officer and director of the Company provided office space and other office administrative resources at no cost. Subsequent to March 28, 2013, the Company utilizes office space from Intertainment Media, Inc., through a service agreement.

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

The Company pays for general development and managerial services performed by its parent, Intertainment Media, Inc.,  Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided.  Costs incurred by Intertainment Media, Inc. for third party purchases are invoiced at cost.  Related party fees incurred and paid under this arrangement totaled $375,334 for the three months ended August 31, 2013.  As the arrangement was not in effect as of August 31, 2012, there were no such charges for the three months ended August 31, 2012.  After recording fees incurred under this arrangement a related party prepaid balance of $86,505 and $80,518, remained as of August 31, 2013 and May 31, 2013, respectively.

The Company agreed to issue 500,000 shares of common stock, valued at $75,000, to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations.  The Company has reflected this transaction in stockholder’s equity as a subscription of the common stock and established a receivable due from Intertainment Media, Inc. which is  reflected as a prepaid development and related expense of a related party on the condensed consolidated balance sheets.  As of August 31, 2013 no commons stock has been issued.

12.  Commitments and Contingencies

None.

13.  Subsequent Events

On October 9, 2013 the Company, sold an 8% Convertible Note in the principal amount of $78,500 (the “Note”) pursuant to a Securities Purchase Agreement, which was executed on October 9, 2013. The Note matures on July 2, 2014 and has an interest rate of 8% per annum until the Note becomes due. Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof.

The Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the Note. However, the Note shall not be converted if the conversion would result in beneficial ownership by the holder of the Note and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Quarterly Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Quarterly Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report or the date of documents incorporated by reference herein that include forward-looking statements.

Business History

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

Our principal executive offices are located at 1001 Avenue of the Americas, 11th Floor, New York, NY 10018 and our telephone number is (888) 859-4441. Our website is http://www. yappn.com.

Our Business

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

Yappn will be a social media website at www.yappn.com that will host multi-language conversations based on different topics, such as interests, brands, and activities, in an environment that incentivizes user engagement through rewards and other gamification features. Our goal is to create, through Yappn, an online social community where people can meet, chat, engage and consume content in multiple languages simultaneously. The contents of this site are not incorporated into this report. The Yappn platform will include instant chat capabilities, message boards and gamification features, each of which will be translated in real time into the user’s native language, including the following:

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

Yappn redefines global social marketing by also providing a set of stand-alone commercial tools for brands providing easy to implement and cost effective globalization solutions complimenting Twitter, Facebook, Pinterest, Instagram, Flickr and YouTube, web, mobile, online broadcasting, private networks and event virtualization.

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

Our Strategy

We are currently evaluating development structures, reviewing hosting and user interfaces, selecting gamification provisions and inviting users to participate in the website beta testing program. The Yappn website was launched in September 2013.  At the present time, we do not have a sales and revenue generation program.  Once the Yappn beta program is completed, we will analyze user statistics and commence our anticipated sales and revenue generation program.  We plan to offer opportunities for corporate sponsorship of message boards, contests and surveys and to provide marketers with access to an analytics platform.  We anticipate that the majority of our revenues will come from corporate sponsorships and the analytic platform, not from the sale of advertising space.

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

Legal Proceedings

None.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2013 and August 31, 2012

	Three Months Ended
	August 31,	August 31,
	2013	2012

Revenues	$5,760	$-

Cost of revenues	3,543	-

Gross profit	2,217	-

Operating Expenses
Marketing	110,774	-
Research and development	338,176	-
General and administrative	35,136	1,270
Legal fees	41,287	-
Consulting and professional fees	533,302	7,890
Income (loss) from Operations	(1,056,458)	(9,160)

Interest expense	7,846	-
Financing expense of issuance of derivative liabilities	1,957,530	-
Change in fair value of derivative liabilities	(8,181,735)	-
Other (income) / expense	(10,334)	-

Net income (loss)	$5,170,235	$(9,106)

Revenues

We are in the process of developing and launching our multi-language platform. We had revenues of $5,760 and $0 for the three months ended August 31, 2013 and August 31, 2012, respectively. Revenues resulted from services provided for a single customer event prior to launch of the platform.

Total operating expenses

During the three months ended August 31, 2013, total operating expenses were $1,058,675.  The operating expenses consisted of marketing of $110,774, research and development expenses of $338,176, general and administrative expenses of $35,136, legal fees of $41,287 and consulting and professional fees of $533,302.

Our operating expenses have increased in the three months ended August 31, 2013 as we have changed our business plan to developing and launching our multi-language platform.  Research and development expenses are for consulting fees of technology consultants working on the social media platform.  General and administrative expenses include CEO and communications consulting services.  Legal expenses were incurred primarily related to general legal matters and assistance with a private placement.  Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product and accounting and auditing fees.

During the three months ended August 31, 2012, total operating expenses were $9,160. The operating expenses consisted of general and administrative expenses of $1,270 and consulting and professional fees of $7,890.

Total other income and expenses

During the three months ended August 31, 2013, total other income and expenses resulted in income of $6,226,693.  The other expenses consisted of interest expense of $7,846 and financing expenses on the issuance of derivative liabilities of $1,957,530.  The financing expenses consisted of a financing cost of $2,007,390 related to the issuance of the preferred stock and warrants on June 7, 2013, offset by an adjustment to reduce the value of the amount accrued for warrants to be issued of $49,860.   Other income consisted of the decrease in the fair value of the derivative liabilities resulting in income of $8,181,735 and miscellaneous other income of $10,334.

The financing expenses related to the issuance of derivative liabilities increased for the three months ended August 31, 2013 related to our raising capital by issuing 1,650,000 units of preferred stock and warrants.  For accounting purposes, since these instruments protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period.  The accounting for the derivative liabilities are recorded as a financing expense on the Statements of Operations and Comprehensive Income.

As of August 31, 2013 we adjusted the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock and warrants previously issued.  The market price of the common shares declined from a May 31, 2013 share price of $0.55 to an August 31, 2013 share price of $0.12.  As a result of the revaluation of the derivative instruments on August 31, 2013, the related derivative liabilities were reduced, resulting in other income of $8,181,735 for the three months ended August 31, 2013.

Net income (loss) and comprehensive income (loss)

During the three months ended August 31, 2013 and 2012, we had net income and comprehensive income of $5,170,235 and net loss and comprehensive loss of $9,160, respectively.

For the Period from November 3, 2010 (inception) to August 31, 2013

Revenues

We had $11,676 of revenues for the period from November 3, 2010 (inception) through August 31, 2013.

Total operating expenses

During the period from November 3, 2010 (inception) through August 31, 2013, total operating expenses were $1,700,818, resulting in a loss from operations of $1,695,809. The operating expenses consisted of marketing of $126,662, research and development expenses of $535,451, general and administrative expenses of $179,944, legal fees of $143,689 and consulting and professional fees of $715,072.

Since March 2013, our operating expenses have increased as we have changed our business plan to developing and launching our multi-language platform.  Research and development expenses are for consulting fees of technology consultants working on the social media platform.  General and administrative expenses include CEO and communications consulting services.  Legal expenses were incurred primarily related to structuring the asset transaction on March 28, 2013 and for costs for subsequent private placements.  Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product and accounting and auditing fees.

Total other income and expenses

During the period from November 3, 2010 (inception) though August 31, 2013, total other income and expenses resulted in expense of $630,591.  The other expenses consisted of interest expense of $8,846 and financing expenses on the issuance derivative liabilities of $8,419,230.  The financing expenses consisted of financing expenses on the issuance of derivative liabilities of $8,371,946, financing expenses paid for private placement assistance totaling cash paid of $34,036 and an amount accrued for warrants to be issued of $13,248.  Other income consisted of the change in fair value of the derivative liabilities resulting in income of $7,787,151 and other miscellaneous income of $10,334.

Our other income and expenses changed significantly as a result of our raising capital by issuing 9,360,000 units of preferred stock and warrants that, for accounting purposes, are treated as derivatives.   For accounting purposes, since these instruments protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period.  The accounting for the derivative liabilities are recorded as a financing expense on the Statements of Operations and Comprehensive Income.

As of August 31, 2013 the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock and warrants previously issued was adjusted to reflect current market conditions.  The market price of the common shares declined from the initial sale of the instruments in March, May and June 2013 to an August 31, 2013 share price of $0.12.  As a result of the revaluation of the derivative instruments on August 31, 2013, the changes in the fair value of derivative liabilities totaled $7,787,151 for the period of November 3, 2010 (inception) through August 31, 2013.

Net loss and comprehensive loss

During the period from November 3, 2010 (inception) through August 31, 2013, we had a net loss and comprehensive loss of $2,326,400.

Liquidity and Capital Resources

As of August 31, 2013, we had a cash balance of $3,325. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

Going Concern Consideration

We incurred net losses and comprehensive losses totaling $2,326,400 for the period from November 3, 2010 (inception) through August 31, 2013.

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

Management plans to meet its operating cash flow requirements from financing activities until the future operating activities become sufficient to support the business to enable the Company to continue as a going concern.  In September 2013, the Company began commercial operations of its web-site, which is expected to generate operating cash flows in the future.  Until those cash flows are sufficient the Company will pursue other financing when deemed necessary.

The Company is pursuing a number of different financing opportunities in order to execute its business plan.  These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives.

On June 7, 2013 we sold an aggregate of 1,650,000 units to certain accredited investors for an aggregate purchase price of $165,000.  The units were sold at a per unit price of $0.10.  Each unit consisted of (i) one share of our designated Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible into one share of our common stock and (ii) a five year warrant to purchase an additional share of our common stock at a per share exercise price of $0.10.

On July 10, 2013, the Company borrowed $336,000 (Canadian $350,000) from a private individual.  The loan has a term of six months and is interest free for the first 120 days and 1% per month for the remainder with a final bullet payment due at the end of the term.  In October 2013, the Company obtained a convertible promissory note in the amount of $78,500.

There can be no assurance that the raising of equity or debt will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions.

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as August 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2013 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended August 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.  However, subsequent to August 31, 2013, under the guidance of the CFO, certain accounting functions were centralized with the intent to improve the review process of the financial statements.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 31, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

3.1	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (2)

10.1	Form of Subscription Agreement (1)

10.2	Form of Warrant (1)

10.3	Form of Registration Rights Agreement (1)

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2013.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October 2013.

YAPPN CORP.

By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer