Form 10-Q
period 2013-11-30
YAPPN CORP.
filed 2014-01-15
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2013

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

YAPPN CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	000-55082	27-3848069
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

There were 100,300,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of January 10, 2014.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2013 (unaudited) and May 31, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended November 30, 2013 and 2012 and for the period from November 3, 2010 (date of inception) through November 30, 2013 (unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity for the period November 3, 2010 (date of inception) through November 30, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012 and for the period from November 3, 2010 (date of inception) through November 30, 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

PART II

Item 1.	Legal Proceedings	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
SIGNATURES		35

PART I
ITEM 1.   FINANCIAL STATEMENTS

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	As of	As of
	November 30, 2013	May 31, 2013
Assets
Current assets:
Cash	$1,367	$217,037
Accounts receivable	31,260	-
Prepaid development and related expenses - related party	-	80,518
Prepaid expenses	35,368	10,040
Total current assets	67,995	307,595

Total Assets	$67,995	$307,595

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$293,654	$114,532
Loan from third parties	330,776	-
Accrued development and related expenses - related party	512,542	-
Accrued expenses	118,193	84,561
Convertible note at fair value	122,575	-
Derivative preferred stock liability	901,712	-

Total current liabilities	2,279,452	199,093

Other liabilities
Derivative preferred stock liability	-	3,479,862
Derivative warrant liability	801,590	4,050,278
Convertible note at fair value	106,509	-

Total Liabilities	3,187,551	7,729,233

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized; Series "A" Convertible, 10,000,000 shares authorized; 9,360,000 and 7,710,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 100,300,000 and 100,000,000 shares issued and outstanding, respectively	10,030	10,000
Common stock, par value $.0001 per share, 2,966,667 and -0- shares subscribed not issued, respectively	292,044	-
Additional paid-in capital	133,376	64,997
Deficit accumulated during the developmental stage	(3,555,006)	(7,496,635)
Total Stockholders' Deficit	(3,119,556)	(7,421,638)
Total Liabilities And Stockholders' Deficit	$67,995	$307,595

See accompanying notes to the condensed consolidated financial statements

Yappn Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended		From November 3, 2010 (Inception) through
	November 30,		November 30,		November 30,
	2013	2012	2013	2012	2013

Revenues	$25,500	$-	$31,260	$-	$37,176

Cost of goods sold	6,440	-	9,983	-	13,107

Gross profit	19,060	-	21,277	-	24,069

Operating expenses:
Marketing	155,658	-	266,432	-	282,320
Research and development expenses	330,760	-	668,936	-	866,211
General and administrative expenses	166,527	2,229	201,663	3,499	346,471
Legal fees	28,210	-	69,497	-	171,899
Consulting and professional fees	296,264	20,624	829,566	28,514	1,011,336
Total operating expenses	977,419	22,853	2,036,094	32,013	2,678,237

Loss from operations	(958,359)	(22,853)	(2,014,817)	(32,013)	(2,654,168)

Other (income) expense:
Interest expense	20,248	-	28,094	-	29,094
Financing expense on issuance of derivative liabilities and convertible notes	85,546	-	2,043,076	-	8,504,776
Change in fair value of derivative liabilities and convertible notes	155,297	-	(8,026,438)	-	(7,631,854)
Other (income) / expense	9,156	-	(1,178)	-	(1,178)
Total other (income) expense	270,247	-	(5,956,446)	-	900,838

Net income (loss) before taxes	(1,228,606)	(22,853)	3,941,629	(32,013)	(3,555,006)

Provision for income taxes	-	-	-	-	-

Net income (loss) and comprehensive income (loss)	$(1,228,606)	$(22,853)	$3,941,629	$(32,013)	$(3,555,006)

Net income (loss) per weighted-average shares common stock - basic	$(0.01)	$(0.00)	$0.04	$(0.00)

Net income (loss) per weighted-average shares common stock - diluted	$(0.01)	$(0.00)	$0.03	$(0.00)

Weighted-average number of shares of common stock issued and outstanding - basic	100,300,000	142,500,000	100,262,295	142,500,000

Weighted-average number of shares of common stock issued and outstanding - diluted	100,300,000	142,500,000	121,193,378	142,500,000

 See accompanying notes to the condensed consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
For the Periods from November 3, 2010 (Inception) through November 30, 2013
(Unaudited)

	Common				Preferred		Additional	Accumulated Deficit during the
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amount	Shares Outstanding	Amount	Paid-in Capital	development stage	Total

Balance - November 2010 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Issuance of common stock - at par value ($0.0001)	112,500,000	11,250	-	-	-	-	(10,500)	-	750
Issuance of common stock - $0.0013 per share	30,000,000	3,000	-	-	-	-	37,000	-	40,000
Payment of stock issuance costs	-	-	-	-	-	-	(1,828)	-	(1,828)
Net loss for the period from inception to May 31, 2011	-	-	-	-	-	-	-	(18,392)	(18,392)
Balance - May 31, 2011	142,500,000	14,250	-	-	-	-	24,672	(18,392)	20,530

Net loss for the year ended May 31, 2012	-	-	-	-	-	-	-	(36,606)	(36,606)
Balance - May 31, 2012	142,500,000	14,250	-	-	-	-	24,672	(54,998)	(16,076)

Cancellation of common stock	(112,500,000)	(11,250)	-	-	-	-	11,250	-	-
Issuance of common stock for asset purchase	70,000,000	7,000	-	-	-	-	(7,000)	-	-
Forgiveness of officers & directors advances and liabilities assumed	-	-	-	-	-	-	36,075	-	36,075
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	7,710,000	-	-	-	-
Net loss for the year ended May 31, 2013	-	-	-	-	-	-	-	(7,441,637)	(7,441,637)
Balance - May 31, 2013	100,000,000	10,000	-	-	7,710,000	-	64,997	(7,496,635)	(7,421,638)

Issuance of common stock for consulting services	300,000	30	-	-	-	-	41,970	-	42,000
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	1,650,000	-	-	-	-
Stock to be issued under subscription agreement for consulting services	-	-	1,300,000	158,711	-	-	-	-	158,711
Stock to be issued for licensing rights - related party	-	-	1,666,667	133,333	-	-	-	-	133,333
Imputed interest on loan from third party	-	-	-	-	-	-	26,409	-	26,409
Net income for the period ended November 30, 2013	-	-	-	-	-	-	-	3,941,629	3,941,629
Balance - November 30, 2013	100,300,000	$10,030	2,966,667	$292,044	9,360,000	$-	$133,376	$(3,555,006)	$(3,119,556)

 See accompanying notes to the condensed consolidated financial statements

Yappn Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended	From November 3, 2010 (Inception) through
	November 30,	November 30,	November 30,
	2013	2012	2013

Cash Flows From Operating Activities:
Net income (loss)	$3,941,629	$(32,013)	$(3,555,006)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	-	339	1,498
Change in fair value of derivative liabilities and convertible notes	(8,026,438)	-	(7,631,854)
Financing expense on issuance of derivative liabilities and convertible notes	2,120,184	-	8,518,776
Stock issuance and subscribed for consulting services	334,044	-	334,044
Imputed interest expense on loan from third party	26,409	-	26,409
Changes in operating assets and liabilities:			-
Accounts receivable	(31,260)	-	(31,260)
Prepaid development and related expenses - related party	80,518	-	-
Prepaid expenses	(25,328)	-	(35,368)
Accounts payable	179,122	10,259	383,986
Accrued development and related expense - related party	512,542	-	512,542
Accrued expenses payable	33,632	-	33,632
Net Cash Used in Operating Activities	(854,946)	(21,415)	(1,442,601)

Cash Flows From Investing Activities:
Capital expenditures	-	-	(2,034)
Net Cash Used in Investing Activities	-	-	(2,034)

Cash Flows From Financing Activities:
Proceeds from notes and loans	474,276	-	474,276
Net advances from stockholders forgiven	-	4,960	11,045
Deferred revenue liability assumed by shareholders and directors	-	19,795	19,795
Net proceeds from the issuance of common stock	-	-	38,922
Proceeds from the issuance of preferred stock and warrants	165,000	-	936,000
Issuance costs of preferred stock and warrants	-	-	(34,036)

Net Cash Provided by Financing Activities	639,276	24,755	1,446,002

Net increase (decrease) in cash	(215,670)	3,340	1,367
Cash, beginning of period	217,037	-	-
Cash, end of period	$1,367	$3,340	$1,367

Supplemental Disclosure of NonCash Investing and
Financing Activities Information
Common stock issued for consulting services	$42,000	$-	$42,000
Common stock shares to be issued for consulting services	$292,044	$-	$292,044

 See accompanying notes to the condensed consolidated financial statements

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide a social media website that will host multi-language conversations based on different topics generating revenues from both corporate sponsorship and access to its analytical platform.  The Company has offices in the US and Canada.  In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 70,000,000 common stock shares of the Company.  As a result of this exchange, Intertainment Media Inc. acquired a 70 percent ownership of the Company.  The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of November 30, 2013, and for the three months and six months ended November 30, 2013 and 2012, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2013, and the results of its operations and its cash flows for the three months and six months ended November 30, 2013 and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2014.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Refer to the Company’s audited financial statements as of May 31, 2013 filed with the SEC, for additional information including significant accounting policies.

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

Accounts Receivable

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms, without discount.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information.  The Company has not recorded any allowances for doubtful accounts for the periods ended November 30, 2013 and May 31, 2013.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to accounts receivable.  Actual amounts could vary from the recorded estimates.

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Cost of Revenue

The cost of revenue consists primarily of expenses associated with the delivery and distribution of our products.  These include expenses related to the operation of our data centers, salaries, benefits and customer project based costs for certain personnel on our operations teams.

Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled and $266,432 and $0 during the six months ended November 30, 2013 and November 30, 2012, respectively, and $282,320 for the period from November 3, 2010 (inception) through November 30, 2013.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of November 30, 2013 the Company issued 9,360,000 units of Series A Convertible Preferred Stock with a conversion feature to common stock at an exercise price of $0.10 and 9,480,000 five year warrants to purchase an additional share of common stock at a per share exercise price of $0.10, which has a dilutive effect on earnings per share when the Company has net income for the period.  Additionally, the Company issued convertible notes that are convertible into common stock at the option of the holder and has a dilutive effect on earnings per share when the Company has net income for the period.  The conversion formula is based on the value of the debt host at the time of conversion.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the condensed consolidated statements of operations and comprehensive income (loss).  There have been no penalties nor interest related to unrecognized tax benefits reflected in the statements of operations and comprehensive loss for the six months ended November 30, 2013 and November 30, 2012 and for the period of November 3, 2010 (inception) through November 30, 2013.

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Series A Preferred Stock and Warrants (Notes 8 and 9) and the convertible debt instruments (Note 6) are classified as Level 2 liabilities.

As of November 30, 2013 and May 31, 2013, the carrying value of accounts payable and accrued liabilities and loans from related parties approximated fair value due to the short-term nature of these instruments.

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

Both instruments are measured at fair value using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets as derivative liabilities. Both unrealized and realized gains and losses related to the derivatives are recorded based on the changes in the fair values and are reflected as a financing expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Hybrid Financial Instruments

For certain hybrid financial instruments, the Company elected to apply the fair value option to account for these instruments. The Company made an irrevocable election to measure such hybrid financial instruments at fair value in their entirety, with changes in fair value recognized in earnings at each balance sheet date. The election may be made on an instrument by instrument basis.

Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

Fair Value of Convertible Notes

On October 9, 2013 and November 15, 2013, the Company issued convertible notes that were convertible into common stock, at the option of the holder, at a conversion prices based on the trading price per share over a period of time.  As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value.  Both instruments are measured at fair value using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets under the caption “convertible note at fair value”.  Any unrealized and realized gains and losses related to the convertible notes are recorded based on the changes in the fair values and are reflected as financing expenses on the condensed consolidated statements of operations and comprehensive loss.

Estimates

The condensed consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through November 30, 2013.

The Company’s significant estimates include the fair value of financial instruments including the underlying assumptions to estimate the fair value of derivative financial instruments and convertible notes, income tax rate, income tax provision and valuation allowance of deferred tax assets.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentations with no impact on stockholder’s equity or net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

2.  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced negative cash flows from operations since inception and has net losses for the period from November 3, 2010 (inception) to November 30, 2013 of $3,555,006.  The Company has funded its activities primarily from equity and debt financings.  From March 2013 through June 2013, the Company raised funds totaling approximately $936,000 through the sale of Units consisting of a Series A Convertible Preferred stock and a warrant.  In July 2013 the Company received $336,000 from a loan from a third party.  In October and November 2013, the Company issued two convertible promissory notes for principal amounts of $78,500, and $65,000, respectively.

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

3. Concentration of Credit Risk

All of the Company’s sales for the period from November 3, 2010 (inception) through November 30, 2013 are attributed to a small number of customers.

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

5. Convertible Promissory Bridge Loan and Loan from Third Party

On February 28, 2013, the Company agreed to a 6% convertible promissory bridge loan in the aggregate principal amount of $200,000 to an accredited investor, with gross proceeds of $200,000.  The transfer of the principal did not take place until March 28, 2013, at which time it was exchanged, along with implied accrued interest of $1,000, for the purchase of 4,010,000 Units of Series A Convertible Preferred Stock and attached warrants at a stated value of $0.10 per unit on that date (Note 8).

On July 10, 2013, the Company borrowed $336,000 (Canadian $350,000) from a private individual.  The loan has a term of six months and is interest free for the first 120 days and 1% per month for the remainder with a final bullet payment due at the end of the term.  As a result of favorable terms to the Company, the fair value of the loan on inception was estimated at $309,313 using an imputed interest rate of 18%.  As of November 30, 2013, the fair value of the note was $330,776.

6. Convertible Promissory Notes

On October 9, 2013 the Company sold an 8% Convertible Note in the principal amount of $78,500 pursuant to a Securities Purchase Agreement, which was executed on October 9, 2013. The 8% Convertible Note matures on July 2, 2014 and has an interest rate of 8% per annum until it becomes due. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 22% per annum from the due date thereof.

The 8% Convertible Note may be converted into common stock of the Company at any time beginning on the 180th day of the date from issuance. However, it shall not be converted if the conversion would result in beneficial ownership by the holder and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder with not less than 61 days’ prior notice to the Company. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with an investor in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor.  The Convertible Promissory Note is due two years from the effective date of each payment.  It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount.  The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note.  After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval.  The principal and any accrued interest are convertible into the Company’s common stock at the lower of $0.075 per share or 60% of the lowest trade price in the 25 days prior to conversion.  The note has piggyback registration rights with respect to the shares into which the note is convertible.   As of November 30, 2013, the Company had borrowed $65,000 under this agreement.

As a result of the variability in the amount of common stock to be issued, the Company has elected to value these instruments at fair value.

The following is a summary of the convertible notes as of November 30, 2013:

	8% Convertible Note	Convertible Promissory Note	Total
Principal amounts	$78,500	$65,000	$143,500

Convertible notes at fair value at commitment date	$100,234	$142,812	$243,046
Change in fair value	22,341	(36,303)	(13,962)
Convertible notes at fair value at November 30, 2013	$122,575	$106,509	$229,084

The Company has determined the convertible notes to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of the commitment date and November 30, 2013. The Company used the following basic data inputs for the calculation: the exercise or strike price ranging from $0.045 to $0.071, time to expiration ranging from 214 to 730 days, the risk free interest rate of 0.11%, the stock price on the commitment date of $0.07, the current stock price on the reporting date of $0.09, the estimated volatility of the stock price in the future of 150%, and no dividends.

7.  Common Stock

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

On June 24, 2013, the Company issued and transferred 300,000 shares of common stock, valued at $42,000 in exchange for business consulting services.   The Company will issue an additional 300,000 shares of common stock, valued at $33,000, in exchange for business consulting services over the period ended November 30, 2013.

The Company will issue 500,000 shares of common stock to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations. The Company negotiated a settlement with that same provider of consulting services to only issue an additional 200,000 shares of common stock for services provided instead of the original estimate of 449,261 shares of common stock.  The provider will now receive a total of 700,000 shares of common stock for settlement of all current and prior consulting services as of November 30, 2013 with a value of $101,711.

The Company will issue 300,000 share of common stock, valued at $24,000, in addition to cash compensation to a provider of strategic consulting services.

The Company will issue 1,666,667 shares of common stock, valued at $133,333, to Ortsbo for amending the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property (see Note 12).

8.  Preferred Stock and Warrants

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

On November 15, 2013, the Company issued 120,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, to a broker as compensation for a portion of the private placement made on May 31, 2013.  The broker previously received a cash commission of $34,036 and together with the warrants, valued at $13,248, bringing the total broker fees to $47,284.

The calculation methodologies for the fair values of the derivative preferred stock liability and the derivative warrant liability are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

The following is a summary of preferred stock and warrants issued, forfeited or expired and exercised through November 30, 2013:

	Preferred Stock	Warrants
Outstanding as of May 31, 2012	-	-
Issued on March 28, 2013	4,010,000	4,010,000
Issued on May 31, 2013	3,700,000	3,700,000
Exercised and expired	-	-
Total – as of May 31, 2013	7,710,000	7,710,000
Issued on June 7, 2013	1,650,000	1,650,000
Exercised and expired	-	-
Issued on November 15, 2013	-	120,000
Total – as of November 30, 2013	9,360,000	9,480,000

The outstanding warrants at May 31, 2013 and November 30, 2013 have a stated average exercise price of $0.10 per share and have an approximate weighted average remaining life ranging from approximately 4.3 years to 5 years.

As a result of the issuance of convertible notes with a conversion formula resulting in a conversion price lower than the strike price for the preferred stock and warrants, the Company has made adjustments to reflect the estimated obligations. As a result of the ratchet provisions, the Company calculated its obligations using a conversion price of 60% discount of the market price on the date of issuance.

For the preferred stock, the Company has estimated its exposure to be approximately $614,430 in a separate calculation, using the same binomial lattice methodology and values for of the underlying preferred stock issuances. Since the provisions for the warrants are different than the preferred stock, the Company adjusted the assumptions used in the binomial lattice valuation to account for the estimated change in the exercise price. Both effects are treated as a change in the fair value of derivative liabilities and convertible notes on the condensed consolidated statement of operations and comprehensive income (loss) and as additions to the derivative liabilities on the condensed consolidated balance sheet (Note 9).

9. Derivative Preferred Stock and Warrant Liabilities

The Company has preferred stock and warrants outstanding with price protection provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10. Simultaneously, with any reduction to the exercise price, additional preferred shares will be issued in direct correlation to a reduction in the exercise price and that the conversion price of the warrants will be decreased to the new price. The price protection on the preferred shares is for a twelve month period, while the price protection on the warrants is for the life of the warrants.

Accounting for Derivative Preferred Stock Liability

The Company’s derivative preferred stock instruments have been measured at fair value at November 30, 2013 and May 31, 2013 using the binomial lattice model. The Company recognizes all of its preferred stock with price protection in its condensed consolidated balance sheet as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative preferred stock liability have no effect on the Company’s condensed consolidated cash flows.

The revaluation of the preferred stock at each reporting period resulted in the recognition of a gain of $4,218,055 and a loss of $199,297 within the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the six months ended November 30, 2013 and the year ended May 31, 2013, respectively, and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. The estimated effect of the ratchet provision is estimated as $614,430 expense for the six month period ended November 30, 2013. The fair value of the preferred stock at November 30, 2013 and May 31, 2013 was $901,712 and $3,479,862, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative Preferred Stock Liability”.

The following is a summary of the derivative preferred stock liability from May 31, 2012 through November 30, 2013:

	Value	No. of Preferred Stock Units
Balance as of May 31, 2012	$-	-
Preferred stock issued March 28, 2013	1,610,015	4,010,000
Preferred stock issued May 31, 2013	1,670,550	3,700,000
Increase in fair value of derivative preferred stock liability	199,297	-
Balance as of May 31, 2013	3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Estimated effect of ratchet provisions	614,430	-
Decrease in fair value of derivative preferred stock liability	(4,218,055)	-
Balance as of November 30, 2013	$901,712	9,360,000

Fair Value Assumptions Used in Accounting for Derivative Preferred Stock Liability

The Company has determined its derivative preferred stock liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of November 30, 2013 and May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The key inputs used in the March 28, 2013 issuance of 4,010,000 preferred stock shares for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013	November 30, 2013
Current stock price	$0.50	$0.55	$0.09
Current exercise price	$0.10	$0.10	$0.10
Time to expiration - days	365	301	118
Risk free interest rate	1.48%	1.48%	.11%
Estimated volatility	100%	100%	150%
Dividend	-	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 preferred stock shares for determination of fair value calculations were as follows:

	May 31, 2013	November 30, 2013
Current stock price	$0.55	$0.09
Current exercise price	$0.10	$0.10
Time to expiration - days	365	182
Risk free interest rate	1.48%	.11%
Estimated volatility	100%	150%
Dividend	-	-

The key inputs used in the June 7, 2013 issuance of 1,650,000 preferred stock shares for determination of fair value calculations were as follows:

	June 7, 2013	November 30, 2013
Current stock price	$0.72	$0.09
Current exercise price	$0.10	$0.10
Time to expiration - days	365	189
Risk free interest rate	1.48%	.11%
Estimated volatility	100%	150%
Dividend	-	-

The Company separately calculated the estimated exposure to the ratchet provisions of the preferred stock subscription.  The Company estimated the equivalent shares and used the binomial lattice valuation model for the underlying preferred stock issuances to arrive at an estimated exposure of $614,430.  This amount is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at November 30, 2013 and May 31, 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its condensed consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s condensed consolidated cash flows.

The revaluation of the warrants at each reporting period resulted in the recognition of a gain of $4,405,239 and a loss of $195,287 within the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended November 30, 2013 and for the year ended May 31, 2013, respectively, and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants at November 30, 2013 and May 31, 2013 was $801,590 and $4,050,278, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative Warrant Liability”.

The following is a summary of the derivative warrant liability from May 31, 2012 through November 30, 2013:

	Value	No. of Warrants
Balance as of May 31, 2012	$-	-
Warrants issued March 28, 2013	1,909,161	4,010,000
Warrants issued May 31, 2013	1,945,830	3,700,000
Increase in fair value of derivative warrant liability	195,287	-
Balance as of May 31, 2013	4,050,278	7,710,000
Warrants issued June 7, 2013	1,146,915	1,650,000
Warrants issued November 15, 2013	9,636	120,000
Decrease in fair value of derivative warrant liability	(4,405,239)	-
Balance as of November 30, 2013	$801,590	9,480,000

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of November 30, 2013 and May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The data inputs are reflective of adjustments for any ratchet provisions that need to be considered.

The key inputs used in the March 28, 2013 issuance of 4,010,000 warrants for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013	November 30, 2013
Current stock price	$0.50	$0.55	$0.09
Current exercise price	$0.10	$0.10	$0.03
Time to expiration - days	1,826	1,762	1,670
Risk free interest rate	1.48%	1.48%	1.37%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 warrants for determination of fair value calculations were as follows:

	May 31, 2013	November 30, 2013
Current stock price	$0.55	$0.09
Current exercise price	$0.10	$0.03
Time to expiration - days	1,826	1,734
Risk free interest rate	1.48%	1.37%
Estimated volatility	150%	150%
Dividend	-	-

The key inputs used in the June 7, 2013 issuance of 1,650,000 warrants for determination of fair value calculations were as follows:

	June 7, 2013	November 30, 2013
Current stock price	$0.72	$0.09
Current exercise price	$0.10	$0.03
Time to expiration - days	1,826	1,741
Risk free interest rate	1.48%	1.37%
Estimated volatility	150%	150%
Dividend	-	-

In connection with a portion of the private placement on May 31, 2013, the broker was eligible for 120,000 warrants having the same full ratchet anti-dilution provisions as the other warrants, as part of the broker’s commission. These warrants were estimated using the same valuation techniques and reflected as an accrued liability until issued on November 15, 2013 at a value of $9,636. Any prior accruals of approximately $53,000 for these warrants were adjusted in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”.

The key inputs used in the November 15, 2013 issuance of 120,000 warrants for determination of fair value calculations were as follows:

	November 15, 2013	November 30, 2013
Current stock price	$0.08	$0.09
Current exercise price	$0.10	$0.03
Time to expiration - days	1,826	1,811
Risk free interest rate	1.37%	1.37%
Estimated volatility	150%	150%
Dividend	-	-

10. Employee Benefit and Incentive Plans

On March 28, 2013, the Company adopted an equity incentive plan pursuant to which 10,000,000 shares of common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons.  As of May 31, 2013 and November 30, 2013 no shares have been issued under this plan.

11.  Income Taxes

The provision for income taxes for the six months ended November 30, 2013 and November 30, 2012 consisted of the following:

	November 30, 2013	November 30, 2012
Current	$-	$-
Deferred	714,607	10,884
Change in valuation allowance	(714,607)	(10,884)
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	November 30, 2013	November 30, 2012
Income tax at statutory rate	35.00%	34.00%
Permanent difference	(53.00)	-
Change in valuation allowance	18.00	(34.00)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of November 30, 2013 and May 31, 2013 are as follows:

	November 30, 2013	May 31, 2013
Net operating loss	$950,642	$236,035
Less: valuation allowance	(950,642)	(236,035)
Net deferred tax asset	$-	$-

As of November 30, 2013 and May 31, 2013 the Company had a net operating loss carry-forward of approximately $2,716,121 and $674,387, respectively, which may be used to offset future taxable income and begins to expire in 2033.

12.   Related Party Balances and Transactions

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

On March 28, 2013, as part of the assets purchased the Company also assumed a technology services agreement with Ortsbo, a wholly-owned subsidiary of Intertainment Media, Inc.  Mr. Lucatch is also the president and a member of the Board of Directors of Ortsbo, Inc. (he was Chief Executive of Ortsbo, Inc. from 2010 through 2012).  Mr. Lucatch is also a member of the Board of Directors of Ortsbo USA, Inc.  The service agreement requires the Company to pay cost plus thirty percent (30%) for actual cost incurred by Ortsbo in providing technology services.  In addition, the Company shall pay to Ortsbo an ongoing revenue share which shall equal seven percent (7%) of the gross revenue generated by the Company’s activities utilizing the technology.

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

For the six months ended November 30, 2013, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc.  Related party fees incurred and paid and accrued under this arrangement totaled $778,727 for the six months ended November 30, 2013 and a remaining related party liability balance totaling $512,543 existed as of November 30, 2013.

The Company agreed to issue 500,000 shares of common stock, valued at $75,000, to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations.  The Company has reflected this transaction in stockholder’s equity as a subscription of the common stock and established a receivable due from Intertainment Media, Inc. which is  reflected as a prepaid development and related expense of a related party on the balance sheet.  As of November 30, 2013 no commons stock has been issued.

On October 23, 2013, the Company and Ortsbo, a wholly owned subsidiary of Intertainment Media, Inc., entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property in exchange for 1,666,667 shares of common stock of the Company.  The shares were valued at the market price on the date of the agreement for a value of $133,333.

13.  Commitments and Contingencies

None.

14.  Subsequent Events

On December 12, 2013 the Company, sold an 8% Convertible Note in the principal amount of $42,500 pursuant to a Securities Purchase Agreement, which was executed on December 4, 2013. The 8% Convertible Note matures on September 6, 2014 and has an interest rate of 8% per annum until it becomes due. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 22% per annum from the due date thereof.

The 8% Convertible Note may be converted into common stock of the Company at any time beginning on the 180th day of the date from issuance.  However, it shall not be converted if the conversion would result in beneficial ownership by the holder and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder with not less than 61 days’ prior notice to the Company. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

On December 17, 2013, the Company sold two (2) 8% convertible promissory note in the amount of $25,000 each for a total of $50,000 before deductions of banking fees of $2,500 and legal expenses of $1,500 for each note resulting in a net cash received of $42,000.   The notes mature on September 13, 2014.  The note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average prices of the lowest two closing prices on the 10 days prior to conversion pursuant to the requirements of the note.

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

Our Strategy

The initial Yappn website was launched in September 2013.  Since that time, we have made improvements and enhancements to the site and the tool set.  As of November 2013, we have successfully completed the first phase of the rollout of its global chat platform and are now focused on the second phase of the rollout, including the launch of its updated chat platform and the launch of its revenue driven commercial tool set programs.

Our business model is to partner with brands and work on a percentage of revenue ranging from 12% to 15% of the value of the base transaction, plus professional services.  We provide services on a fee for services basis, and in some cases on a CPM (cost per thousand) or as a percentage of revenue to online advertising and monetization events.  We plan to offer opportunities for corporate sponsorship of message boards, contests and surveys and to provide marketers with access to an analytics platform.  We anticipate that the majority of our revenues will come from corporate sponsorships and the analytic platform, not from the sale of advertising space.

The Yappn chat platform (www.chat.yappn.com) allows users to create and moderate discussion rooms based on interest topics where users can view content and chat in their native language in real time. Each user's experience is individualized to their native language allowing for a global free flow of communication without a language barrier. Revenue in the chat platform is driven by sponsorship programs, private chat boards and other upcoming upgrades in the future.

The Yappn tool set (www.tools.yappn.com) provides brands with a series of technology add-ons to complement their current social media activities and allows them to reach a global audience by instantly providing key messaging in almost 70 languages. The tools are a "build once and deploy everywhere" arrangement allowing brands to embed key social media like Twitter, Facebook, YouTube, Instagram, Pinterest, Flickr and Tumblr and mobile into existing platforms. Yappn tools have been effectively tested and commercially deployed through a number of entertainment, sports and commercial brands and they are now available to agencies to enhance their client's domestic and global outreach plans. The programs are available on a servicing contractual basis and we have begun to receive contractual commitments from various brands for the use of its tool sets.

We continue to develop and plan the launch of additional revenue driven feature sets. Each new feature set is built on a prime revenue driver for our business as it continues to work with clients and their agencies to develop new deployment tools and programs to reach an expanding global audience.

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

In October 2013 amended the Services Agreement.  Under the terms of the amendment to the services agreement, we will have the first right of refusal to purchase the Ortsbo platform and all its assets and operations for a period of two years; increasing its use of Ortsbo's technology for business to consumer social programs at a purchase price to be negotiated at the time the Company exercises its right. We will also have a right to purchase a copy of the source code only applicable to Yappn programs for $2 Million USD which may be paid in cash or restricted shares of the Company's common stock at a per share price of $.15. As part of the enhancement agreement, we issued Ortsbo 1,666,667 shares of our restricted common stock, subject to all necessary approvals.

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

Legal Proceedings

None.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2013 and November 30, 2012

	Three Months Ended
	November 30,	November 30,
	2013	2012

Revenues	$25,500	$-

Cost of revenues	6,440	-

Gross profit	19,060	-

Operating Expenses
Marketing	155,658	-
Research and development	330,760	-
General and administrative	166,527	2,229
Legal fees	28,210	-
Consulting and professional fees	296,264	20,624
Loss from Operations	(958,359)	(22,853)

Interest expense	20,248	-
Financing expense of issuance of derivative liabilities and convertible notes	85,546	-
Change in fair value of derivative liabilities and convertible notes	155,297	-
Other (income) / expense	9,156	-

Net loss	$(1,228,606)	$(22,853)

Revenues

We are presently in the process of commercializing our multi-language platform. We had revenues of $25,500 and $0 for the three months ended November 30, 2013 and November 30, 2012, respectively.  Revenues resulted from services provided for a few individual customer events both prior to launch of the platform and after the platform was operating.

Cost of Sales

We had costs of $6,440 and $0 for the three months ended November 30, 2013 and November 30, 2012, respectively.  Costs are directly associated with the services provided and appropriate allocation of other resources related to the computer operations and databases utilized.

Total operating expenses

During the three months ended November 30, 2013, total operating expenses were $977,419. The operating expenses consisted of marketing of $155,658, research and development expenses of $330,760, general and administrative expenses of $166,527, legal fees of $28,210 and consulting and professional fees of $296,264.

Our operating expenses have increased in the three months ended November 30, 2013 as we have changed our business plan to developing and launching our multi-language platform. Research and development expenses are for consulting fees of technology consultants working on the social media platform. General and administrative expenses include CEO and communications consulting services. General and administrative expenses also include an expense for $133,333 related to the October 23, 2013 amendment to the Ortsbo services agreement for the exclusive right to use the software platform and the right of first refusal to acquire the software in the event Ortsbo desires to sell the software. Legal expenses were incurred primarily related to general legal matters and assistance with a private placements and issuance of convertible notes. Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product and accounting and auditing fees.

During the three months ended November 30, 2012, total operating expenses were $22,853. The operating expenses consisted of general and administrative expenses of $2,229 and consulting and professional fees of $20,624.

Total other income and expenses

During the three months ended November 30, 2013, total other income and expenses resulted in expense of $270,247. The other expenses consisted of interest expense of $20,248, financing expense related to the issuance of convertible notes of $85,546, an increase in the fair value of the derivative liabilities and convertible notes resulting in expense of $155,297 and miscellaneous other expense of $9,156.

The financing expenses related to the issuance of the convertible notes for the three months ended November 30, 2013 related primarily to the issuance of two convertible debt instruments for total proceeds of $143,500. As a result of the variability in the amount of common stock to be issued upon conversion, these convertible notes are reflected at fair value. They are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. The accounting for the convertible notes at fair value are recorded as a financing expense on the condensed consolidated statements of operations and comprehensive income (loss) and their fair value is adjusted each reporting period.

As of November 30, 2013 we adjusted the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock and 9,480,000 warrants previously issued and the convertible notes issued. Included in this adjustment were estimates and changes in assumptions to reflect the ratchet provisions that were triggered by the issuance of convertible notes. The market price of the common shares declined from an August 31, 2013 share price of $0.12 to a November 30, 2013 share price of $0.09. As a result of the revaluation of the derivative instruments and convertible notes on November 30, 2013, the related derivative liabilities and convertible notes at fair value were increased on an aggregate basis, resulting in other expense of $155,297 for the three months ended November 30, 2013.

Net income (loss) and comprehensive income (loss)

During the three months ended November 30, 2013 and 2012, we had net loss and comprehensive loss of $1,228,606 and $22,853, respectively.

Six Months Ended November 30, 2013 and November 30, 2012

	Six Months Ended
	November 30,	November 30,
	2013	2012

Revenues	$31,260	$-

Cost of revenues	9,983	-

Gross profit	21,277	-

Operating Expenses
Marketing	266,432	-
Research and development	668,936	-
General and administrative	201,663	3,399
Legal fees	69,497	-
Consulting and professional fees	829,566	28,514
Income (loss) from Operations	(2,014,817)	(32,013)

Interest expense	28,094	-
Financing expense of issuance of derivative liabilities and convertible notes	2,043,076	-
Change in fair value of derivative liabilities and convertible notes	(8,026,438)	-
Other (income) / expense	(1,178)	-

Net income (loss)	$3,941,629	$(32,013)

Revenues

During the six months ended November 30, 2013, we have been in the process of commercializing our multi-language platform with various features. We had revenues of $31,260 and $0 for the six months ended November 30, 2013 and November 30, 2012, respectively.  Revenues resulted from services provided for a few individual customer events both prior to launch of the platform and after the platform was operating.

Cost of Sales

We had costs of $9,983 and $0 for the six months ended November 30, 2013 and November 30, 2012, respectively.  Costs are directly associated with the services provided and appropriate allocation of other resources related to the computer operations and databases utilized.

Total operating expenses

During the six months ended November 30, 2013, total operating expenses were $2,036,094.  The operating expenses consisted of marketing of $266,432, research and development expenses of $668,936, general and administrative expenses of $201,663, legal fees of $69,497 and consulting and professional fees of $829,566.

Our operating expenses have increased in the six months ended November 30, 2013 as after we changed our business plan we have been utilizing resources to fully develop, launching and commercialize our multi-language platform.  Research and development expenses are for consulting fees of technology consultants working on the social media platform.  General and administrative expenses include CEO and communications consulting services.  General and administrative expenses also include an expense for $133,333 related to the October 23, 2013 amendment to the Ortsbo services agreement for the exclusive right to use the software platform and the right of first refusal to acquire the software in the event Ortsbo desires to sell the software.  Legal expenses were incurred primarily related to general legal matters and assistance with a private placements and convertible notes.  Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product and accounting and auditing fees.

During the six months ended November 30, 2012, total operating expenses were $32,013. The operating expenses consisted of general and administrative expenses of $3,499 and consulting and professional fees of $28,514.

Total other income and expenses

During the six months ended November 30, 2013, total other income and expenses resulted in income of $5,956,446. The other expenses consisted of interest expense of $28,094 and financing expenses on the issuance of derivative liabilities and convertible notes of $2,043,076. The financing expenses consisted of a financing costs related to the issuance of the preferred stock, warrants and convertible notes. Other income consisted of the net decrease in the fair value of the derivative liabilities and convertible notes resulting in income of $8,026,438 and miscellaneous other income of $1,178.

The financing expenses related to the issuance of derivative liabilities increased for the six months ended November 30, 2013 related to our raising capital by issuing 1,650,000 units of preferred stock and warrants and issuance of two convertible notes. For accounting purposes, since the preferred stock and warrants have provisions to protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. In this same period we issued two convertible notes for total proceeds of $143,500. As a result of the variability in the amount of common stock to be issued upon conversion, these convertible notes are reflected at fair value. They are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. The accounting for the derivative liabilities and the convertible notes at fair value are recorded as a financing expense on the condensed consolidated statements of operations and comprehensive income (loss) and their fair value is adjusted each reporting period.

As of November 30, 2013 we adjusted the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock, 9,480,000 warrants previously issued and the convertible notes. Included in this adjustment were estimates and changes in assumptions to reflect the ratchet provisions that were triggered by the issuance of convertible notes. The market price of the common shares declined from a May 31, 2013 share price of $0.55 to a November 30, 2013 share price of $0.09. As a result of the revaluation of the derivative instruments and the convertible notes at fair value on November 30, 2013, the related derivative liabilities and convertible notes at fair value were reduced in aggregate, resulting in other income of $8,026,438 for the six months ended November 30, 2013.

Net income (loss) and comprehensive income (loss)

During the six months ended November 30, 2013 and 2012, we had net income and comprehensive income of $3,941,629 and net loss and comprehensive loss of $32,013, respectively.

For the Period from November 3, 2010 (inception) to November 30, 2013

Revenues

We had $37,176 of revenues for the period from November 3, 2010 (inception) through November 30, 2013.

Cost of Sales

We had costs of $13,107 for the period from November 3, 2010 (inception) through November 30, 2013 directly associated with the services provided and appropriate allocation of other resources related to the computer operations and databases utilized.

Total operating expenses

During the period from November 3, 2010 (inception) through November 30, 2013, total operating expenses were $2,678,237, resulting in a loss from operations of $2,654,168. The operating expenses consisted of marketing of $282,320, research and development expenses of $866,211, general and administrative expenses of $346,471, legal fees of $171,899 and consulting and professional fees of $1,011,336.

Since March 2013, our operating expenses have increased as we have changed our business plan to developing and launching our multi-language platform. Research and development expenses are for consulting fees of technology consultants working on the social media platform. General and administrative expenses include CEO and communications consulting services. General and administrative expenses also include an expense for $133,333 related to the October 23, 2013 amendment to the Ortsbo services agreement for the exclusive right to use the software platform and the right of first refusal to acquire the software in the event Ortsbo desires to sell the software. Legal expenses were incurred primarily related to structuring the asset transaction on March 28, 2013 and for costs for subsequent private placements and issuance of convertible notes. Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product and accounting and auditing fees.

Total other income and expenses

During the period from November 3, 2010 (inception) though November 30, 2013, total other income and expenses resulted in expense of $900,838. The other expenses consisted of interest expense of $29,094 and financing expenses on the issuance derivative liabilities and convertible notes of $8,504,776. The financing expenses consisted of financing expenses on the issuance of derivative preferred stock and warrant liabilities, financing expenses paid for private placement assistance and the issuance of convertible notes. Other income consisted of the change in fair value of the derivative liabilities and convertible notes at fair value resulting in income of $7,631,854 and other miscellaneous income of $1,178.

Our other income and expenses changed significantly as a result of our raising capital by issuing 9,360,000 units of preferred stock and 9,480,000 warrants that, for accounting purposes, are treated as derivatives. For accounting purposes, since the preferred stock and warrants have provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. We issued two convertible notes for total proceeds of $143,500.  As a result of the variability in the amount of common stock to be issued upon conversion, these convertible notes are reflected at fair value.  They are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. The accounting for the derivative liabilities and convertible notes at fair value are recorded as a financing expense on the condensed consolidated statements of operations and comprehensive income (loss) and their fair value is adjusted each reporting period.

As of November 30, 2013 the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock and 9,480,000 warrants and the convertible notes previously issued were adjusted to reflect current market conditions. Included in this adjustment were estimates and changes in assumptions to reflect the ratchet provisions that were triggered by the issuance of convertible notes. The market price of the common shares declined from the initial sale of the instruments in during 2013 to a November 30, 2013 share price of $0.09. As a result of the revaluation of the derivative instruments and convertible notes at fair value on November 30, 2013, the changes in the fair value of derivative liabilities and convertible notes at fair value totaled $7,631,854 for the period of November 3, 2010 (inception) through November 30, 2013.

Net loss and comprehensive loss

During the period from November 3, 2010 (inception) through November 30, 2013, we had a net loss and comprehensive loss of $3,555,006.

Liquidity and Capital Resources

As of November 30, 2013, we had a cash balance of $1,367. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

Going Concern Consideration

We incurred net losses and comprehensive losses totaling $3,555,006 for the period from November 3, 2010 (inception) through November 30, 2013.

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

On October 9, 2013, the Company sold an 8% convertible promissory note in the amount of $78,500. The note matures on July 2, 2014. The note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 61% of the average prices of the lowest three closing prices on the 10 days prior to conversion pursuant to the requirements of the note.

On November 15, 2013, the Company issued a original interest discount promissory note with a principal sum of $500,000 plus accrued or unpaid interest and fees and received $65,000.

On December 12, 2013, the Company sold an 8% convertible promissory note in the amount of $42,500. The note matures on September 6, 2014. The note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 61% of the average prices of the lowest three closing prices on the 10 days prior to conversion pursuant to the requirements of the note. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets under the caption “convertible note at fair value”.

On December 17, 2013, the Company sold two (2) 8% convertible promissory note in the amount of $25,000 each for a total of $50,000 before deductions of banking fees of $2,500 and legal expenses of $1,500 for each note resulting in a net cash received of $42,000. The notes mature on September 13, 2014. The note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average prices of the lowest two closing prices on the 10 days prior to conversion pursuant to the requirements of the note. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets under the caption “convertible note at fair value”.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as November 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2013 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended November 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 30, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

3.1	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (2)

4.1	Convertible Promissory Note (3)

4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (5)

4.3	8% Convertible Note (6)

4.4	Form of 8% Convertible Note (7)

10.1	Form of Subscription Agreement (1)

10.2	Form of Warrant (1)

10.3	Form of Registration Rights Agreement (1)

10.4	Securities Purchase Agreement (3)

10.5	Amendment to Services Agreement (4)

10.6	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (5)

10.7	Securities Purchase Agreement (6)

10.8	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (7)

10.9	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (7)

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2013.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013.
(3) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2013.
(4) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2013.
(5) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013.
(6) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2013.
(7) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2013.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of January 2014.

YAPPN CORP.

By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer