Form 10-K/A
period 2013-05-31
YAPPN CORP.
filed 2014-04-09
CIK 1511735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the year ended May 31, 2013, which was originally filed with the Securities and Exchange Commission on September 13, 2013 (the “Original 10-K”). This amendment is being filed mainly to amend Section 9A to comply with Item 307 of Regulation S-K and amending the Report of Independent Registered Public Accounting Firm on page F-2.

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the amendments described above. Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

Item 8.    Financial Statements and Supplementary Data.

None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.   Such controls also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company's chief executive (principal executive officer) and chief financial officer (principal financial officer), the Company carried out an evaluation of the effectiveness of the design and operation of such disclosure controls and procedures as of the end of the period covered by this report (the “DCP Evaluation”).

Based on this DCP Evaluation, the Company’s chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has concluded, principally due to the absence of a timely review in the financial reporting process, that our disclosure controls and procedures were not effective as of May 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our chief executive officer (principal executive officer), as appropriate to allow timely decisions regarding required disclosure.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yappn Corp. (formerly, Plesk Corp.) (a development stage company) as of May 31, 2013, and the results of its operations and its cash flows for the year then ended and for the cumulative period from November 3, 2010 (Inception) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America .

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

Signed:
/s/ MNP LLP
MNP LLP Toronto, Canada September 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Plesk Corp.

We have audited the accompanying balance sheets of Plesk Corp. as of May 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2012 and for the period from November 3, 2010 (inception) through May 31, 2012. Plesk Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plesk Corp. as of May 31, 2012 and the results of its operations and its cash flows for the year ended May 31, 2012 and for the period from November 3, 2010 (inception) through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

YAPPN CORP.

Date: April 7, 2014	By:	/s/ David Lucatch
David Lucatch
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 7, 2014	By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatch	Chief Executive Officer and Director	April 7, 2014
David Lucatch	(Principal Executive Officer)

/s/ Craig McCannell	Chief Financial Officer	April 7, 2014
Craig McCannell	(Principal Financial Officer and Accounting Officer)

/s/ Marc Saltzman	Director	April 7, 2014
Marc Saltzman

/s/ Neil Stiles	Director	April 7, 2014
Neil Stiles

/s/ Herb Willer	Chairman of the Board and Director	April 7, 2014
Herb Willer

/s/ Steven Wayne Parsons	Director	April 7, 2014
Steven Wayne Parsons