Form 10-Q
period 2014-02-28
YAPPN CORP.
filed 2014-04-14
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2014

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

There were 100,300,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 10, 2014.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of February 28, 2014 (unaudited) and May 31, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended February 28, 2014 and 2013 and for the period from November 3, 2010 (date of inception) through February 28, 2014 (unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Deficit for the period November 3, 2010 (date of inception) through February 28, 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and 2013 and for the period from November 3, 2010 (date of inception) through February 28, 2014 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4	Controls and Procedures	36

PART II

Item 1.	Legal Proceedings	36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
SIGNATURES		39

PART I
ITEM 1. FINANCIAL STATEMENTS

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	February 28, 2014	May 31, 2013
Assets
Current assets:
Cash	$199,125	$217,037
Accounts receivable	6,254	-
Prepaid development and related expenses - related party	-	80,518
Prepaid expenses	1,646	10,040
Total current assets	207,025	307,595

Total Assets	$207,025	$307,595

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$427,849	$114,532
Accrued expenses	98,319	84,561
Accrued development and related expenses - related party	172,520	-
Loans from third parties	840,792	-
Convertible notes at fair value	155,454	-
Derivative preferred stock liability	31,720	-

Total current liabilities	1,726,654	199,093

Other liabilities
Derivative preferred stock liability	-	3,479,862
Derivative warrant liability	947,661	4,050,278
Convertible notes at fair value	340,046	-

Total Liabilities	3,014,361	7,729,233

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series "A" Convertible, 10,000,000 shares authorized; 9,360,000 and 7,710,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 100,300,000 and 100,000,000 shares issued and outstanding, respectively	10,030	10,000
Common stock, par value $.0001 per share, 3,566,667 and -0- shares subscribed not issued, respectively	325,044	-
Additional paid-in capital	132,099	64,997
Deficit accumulated during the developmental stage	(3,274,509)	(7,496,635)
Total Stockholders' Deficit	(2,807,336)	(7,421,638)
Total Liabilities And Stockholders' Deficit	$207,025	$307,595

See accompanying notes to the condensed consolidated financial statements

Yappn Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended		From November 3, 2010 (Inception) through
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014

Revenues	$5,875	$-	$37,135	$-	$43,051

Cost of goods sold	4,870	-	14,854	-	17,977

Gross profit	1,005	-	22,281	-	25,074

Operating expenses:
Marketing	172,027	-	438,459	-	454,347
Research and development expenses	338,048	-	1,006,984	-	1,204,259
General and administrative expenses	15,266	149	216,929	3,648	361,740
Legal fees	46,882	-	116,379	-	218,781
Consulting and professional fees	449,765	4,850	1,279,331	33,364	1,461,101

Total operating expenses	1,021,988	4,999	3,058,082	37,012	3,700,228

Loss from operations	(1,020,983)	(4,999)	(3,035,801)	(37,012)	(3,675,154)

Other (income) expense:
Interest expense	25,938	-	54,033	-	55,032
Financing expense on issuance of derivative liabilities and convertible notes	121,454	-	2,164,530	-	8,626,230
Change in fair value of derivative liabilities and convertible notes	(1,368,583)	-	(9,395,021)	-	(9,000,437)
Miscellaneous (income) / expense	(80,291)	(15,000)	(81,469)	(15,000)	(81,469)
Total other (income) expense	(1,301,482)	(15,000)	(7,257,927)	(15,000)	(400,645)

Net income (loss) before taxes	280,499	10,001	4,222,126	(22,012)	(3,274,509)

Provision for income taxes	-	-	-	-	-

Net income (loss) and comprehensive income (loss)	$280,499	$10,001	$4,222,126	$(22,012)	$(3,274,509)

Net income (loss) per weighted-average shares common stock - basic	$0.00	$0.00	$0.04	$(0.00)

Net income (loss) per weighted-average shares common stock - diluted	$0.00	$0.00	$0.04	$(0.00)

Weighted-average number of shares of common stock issued and outstanding - basic	100,300,000	142,500,000	100,274,725	142,500,000

Weighted-average number of shares of common stock issued and outstanding - diluted	120,450,604	142,500,000	114,709,493	142,500,000

See accompanying notes to the condensed consolidated financial statements

Yappn Corp.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Deficit
For the Periods from November 3, 2010 (Inception) through November 30, 2013
(Unaudited)

	Common				Preferred		Additional	Accumulated Deficit during the
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amount	Shares Outstanding	Amount	Paid-in Capital	development stage	Total

Balance - November 2010 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Issuance of common stock - at par value ($0.0001)	112,500,000	11,250	-	-	-	-	(10,500)	-	750
Issuance of common stock - $0.0013 per share	30,000,000	3,000	-	-	-	-	37,000	-	40,000
Payment of stock issuance costs	-	-	-	-	-	-	(1,828)	-	(1,828)
Net loss for the period from inception to May 31, 2011	-	-	-	-	-	-	-	(18,392)	(18,392)
Balance - May 31, 2011	142,500,000	14,250	-	-	-	-	24,672	(18,392)	20,530

Net loss for the year ended May 31, 2012	-	-	-	-	-	-	-	(36,606)	(36,606)
Balance - May 31, 2012	142,500,000	14,250	-	-	-	-	24,672	(54,998)	(16,076)

Cancellation of common stock	(112,500,000)	(11,250)	-	-	-	-	11,250	-	-
Issuance of common stock for asset purchase	70,000,000	7,000	-	-	-	-	(7,000)	-	-
Forgiveness of officers & directors advances and liabilities assumed	-	-	-	-	-	-	36,075	-	36,075
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	7,710,000	-	-	-	-
Net loss for the year ended May 31, 2013	-	-	-	-	-	-	-	(7,441,637)	(7,441,637)
Balance - May 31, 2013	100,000,000	10,000	-	-	7,710,000	-	64,997	(7,496,635)	(7,421,638)

Issuance of common stock for consulting services	300,000	30	-	-	-	-	41,970	-	42,000
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	1,650,000	-	-	-	-
Stock to be issued under subscription agreement for consulting services	-	-	1,900,000	191,711	-	-	-	-	191,711
Stock to be issued for licensing rights - related party	-	-	1,666,667	133,333	-	-	-	-	133,333
Equity conversion feature	-	-	-	-	-	-	-	-	-
Imputed interest on loan from third party	-	-	-	-	-	-	25,132	-	25,132
Net income for the period ended February 28, 2014	-	-	-	-	-	-	-	4,222,126	4,222,126
Balance - February 28, 2014	100,300,000	$10,030	3,566,667	$325,044	9,360,000	$-	$132,099	$(3,274,509)	$(2,807,336)

See accompanying notes to the condensed consolidated financial statements

Yappn Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months	From November 3, 2010 (Inception)
	Ended	Ended	through
	February 28, 2014	February 28, 2013	February 28, 2014

Cash Flows From Operating Activities:
Net income (loss)	$4,222,126	$(22,012)	$(3,274,506)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	-	509	1,498
Change in fair value of derivative liabilities and convertible notes	(9,395,021)	-	(9,000,437)
Financing expense on issuance of derivative liabilities and convertible notes	2,125,655	-	8,524,244
Stock issuance and subscribed for consulting services	367,044	-	367,044
Imputed interest expense on loan from third party	25,132	-	25,132
Changes in operating assets and liabilities:			-
Accounts receivable	(6,254)	-	(6,254)
Prepaid development and related expenses - related party	80,518	-	-
Prepaid expenses	8,395	-	(1,645)
Accounts payable	313,317	6,021	518,181
Accrued expenses payable	13,755	-	13,755
Accrued development and related expense - related party	172,520	-	172,520
Net Cash Used in Operating Activities	(2,072,813)	(15,482)	(2,660,468)

Cash Flows From Investing Activities:
Capital expenditures	-	-	(2,034)
Net Cash Used in Investing Activities	-	-	(2,034)

Cash Flows From Financing Activities:
Proceeds from notes and loans	1,889,901	-	1,889,901
Net advances from stockholders forgiven	-	15,482	11,045
Deferred revenue liability assumed by stockholders and directors	-		19,795
Net proceeds from the issuance of common stock	-	-	38,922
Proceeds from the issuance of preferred stock and warrants	165,000	-	936,000
Issuance costs of preferred stock and warrants	-	-	(34,036)

Net Cash Provided by Financing Activities	2,054,901	15,482	2,861,627

Net (decrease) increase in cash	(17,912)	-	199,125
Cash, beginning of period	217,037	-	-
Cash, end of period	$199,125	$-	$199,125

Supplemental Disclosure of Non Cash Investing and Financing Activities Information
Forgiveness of Officer and Director Advances		$36,075	$36,075
Assumption for obligation for Deferred Revenue by Stockholder		$19,795	$19,795
Payment of Accrued expenses by Stockholders		$4,771	$4,771
Common stock issued for consulting services	$42,000	$-	$42,000
Common stock shares to be issued for consulting services	$325,044	$-	$325,044

See accompanying notes to the condensed consolidated financial statements

YAPPN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms.  The Company has offices in the US and Canada.  In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 70,000,000 common stock of the Company.  As a result of this exchange, Intertainment Media Inc. acquired a 70 percent ownership of the Company.  The accompanying condensed consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Condensed Financial Statements

The interim condensed consolidated financial statements of the Company as of February 28, 2014, and for the three months and nine months ended February 28, 2014 and 2013, and cumulative from inception, are unaudited.   However, in the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2014 and May 31, 2013, and the results of its operations and its cash flows for the three months and nine months ended February 28, 2014 and 2013 and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2014.  The accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Refer to the Company’s audited financial statements as of May 31, 2013 filed with the SEC for additional information.

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

Accounts Receivable

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms, without discount.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information.  The Company has not recorded any allowances for doubtful accounts for the periods ended February 28, 2014 and May 31, 2013.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to accounts receivable.  Actual amounts could vary from the recorded estimates.

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Cost of Revenue

The cost of revenue consists primarily of expenses associated with the delivery and distribution of services.  These include expenses related to the operation of data centers, salaries, benefits and customer project based costs for certain personnel in the Company’s operations.

Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $172,027 and $-0- and $438,459 and $-0- during the three and nine months ended February 28, 2014 and February 28, 2013, respectively, and $454,347 for the period from November 3, 2010 (inception) through February 28, 2014.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of February 28, 2014 the Company issued 9,360,000 units of Series A Convertible Preferred Stock with a conversion feature to common stock at an exercise price of $0.10 and 9,480,000 five year warrants to purchase an additional share of common stock at a per share exercise price of $0.10.  As part of separate subscription agreements, the Company also issued 700 five year (Series A) warrants that allows the holder of each warrant to purchase 10,000 shares of common stock at an exercise price of $0.15, and 700 five year (Series B) warrants that allows the holder of each warrant to purchase 10,000 shares of common stock at an exercise price and $0.20.  Additionally, the Company issued convertible notes that are convertible into common stock at the option of the holder.  The conversion formula is based on the value of the debt host at the time of conversion.  All of these issuances have a dilutive effect on earnings per share when the Company has net income for the period.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the condensed consolidated statements of operations and comprehensive income (loss).  There have been no penalties nor interest related to unrecognized tax benefits reflected in the statements of operations and comprehensive loss for the nine months ended February 28, 2014 and February 28, 2013 and for the period of November 3, 2010 (inception) through February 28, 2014.

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Series A Preferred Stock and Warrants (Notes 8 and 9) and the convertible debt instruments (Note 6) are classified as Level 2 financial liabilities.

As of February 28, 2014 and May 31, 2013, the carrying value of accounts payable and accrued liabilities and loans from related parties approximated fair value due to the short-term nature of these instruments.

Fair Value of Preferred Stock and Warrants Derivative Instruments

The Company entered into subscription agreements whereby it sold Units consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.10.  Both the preferred stock and the warrant are treated as liabilities rather than as equity instruments resulting from the variability caused by the favorable terms to the holders.  The Series A Preferred Stock and the five year warrants provide the holder with full anti-dilution ratchet provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10.  The Company also issued two sets of five year warrants as part of a subscription agreement that included convertible debt.  Each set of five year warrants allows for the purchase of 10,000 shares of common stock at $0.15 and 10,000 shares of common stock at $0.20 and provides the same anti-dilution ratchet provisions as the other warrants issued.

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

Fair Value of Convertible Notes

The Company has issued convertible notes that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time.  As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value.  These instruments are measured at fair value using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets under the caption “convertible notes at fair value”.  Any unrealized and realized gains and losses related to the convertible notes are recorded based on the changes in the fair values and are reflected as financing expenses on the condensed consolidated statements of operations and comprehensive loss.

Estimates

The condensed consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through February 28, 2014.

The Company’s significant estimates include the fair value of financial instruments including the underlying assumptions to estimate the fair value of derivative financial instruments and convertible notes and the valuation allowance of deferred tax assets.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentations with no impact on stockholder’s deficit or net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

2.  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced negative cash flows from operations since inception and has net losses for the period from November 3, 2010 (inception) to February 28, 2014 of $3,274,509.

As of February 28, 2014, the Company had a working capital deficit of approximately $1,520,000.  During the nine months ended February 28, 2014, net cash used in operating activities was approximately $2,073,000.  The Company expects to have similar cash needs for the next twelve month period.  At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

Management plans to meet its operating cash flow requirements from financing activities until the future operating activities become sufficient to support the business to enable the Company to continue as a going concern.  The Company continues to work on generating operating cash flows from the commercialization of its software platform.  Until those cash flows are sufficient the Company will pursue other financing when deemed necessary.

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives.  Since May 31, 2013, the Company has raised approximately $2,055,000 through various financial instruments.

There can be no assurance that the raising of future equity or debt will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

3. Concentration of Credit Risk

All of the Company’s revenues for the period from November 3, 2010 (inception) through February 28, 2014 are attributed to a small number of customers.

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

5. Convertible Promissory Bridge Loan and Loans from Third Parties

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

On July 10, 2013, the Company borrowed $336,000 (Canadian $350,000) from a private individual.  The loan has a term of nine months and is interest free for the first 120 days and 1% per month for the remainder with a final bullet payment due at the end of the term.  As a result of favorable terms to the Company, the fair value of the loan on inception was estimated at $309,313 using an imputed interest rate of 18%.  As of February 28, 2014, the fair value of the note was approximately $316,400.  On April 1, 2014 this note was amended and $100,000 of this note was retired and contributed to a subscription agreement for Units that included a convertible note and warrants (Note 13).

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private individual.  The loan has a term of three months and has an interest rate of 12% per annum payable at the maturity date.  A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception and recorded as a financing expense.  As of February 28, 2014, the fair value of the note was $253,200.

On January 9, 2014, the Company borrowed $271,200 (Canadian $300,000) from a private individual.  The loan had an initial term of six weeks and has an interest rate of 12% per annum payable at the maturity date.  A preparation fee of 5% or $13,500 (Canadian $15,000) was paid at inception and recorded as a financing expense.  The note was extended past its due date of February 24, 2014 pending settlement with the private individual. As of February 28, 2014, the fair value of the note was $271,200.  In March 2014, the Company repaid $215,000 of the principal amount of the note (Note 13).

6. Convertible Promissory Notes

Asher Enterprises, Inc.

On October 9, 2013 the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $78,500 pursuant to a Securities Purchase Agreement, which was executed on October 9, 2013. The 8% Convertible Note matures on July 2, 2014 and has an interest rate of 8% per annum until it becomes due. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 22% per annum from the due date thereof. On March 28, 2014, the Company repaid this convertible note (Note 13).

On December 12, 2013 the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $42,500 pursuant to a Securities Purchase Agreement which was executed on December 4, 2013. The 8% Convertible Note matures on September 6, 2014 and has an interest rate of 8% per annum until it becomes due. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 22% per annum from the due date thereof.

The 8% Convertible Notes may be converted into common stock of the Company at any time beginning on the 180th day of the date from issuance. However, it shall not be converted if the conversion would result in beneficial ownership by the holder and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder with not less than 61 days’ prior notice to the Company. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

JMJ Financial

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor.  The agreement was amended on February 11, 2014 and applies retroactively to the date of issuance.  The Convertible Promissory Note is due two years from the effective date of each payment.  It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount.  The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note.  After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval.  After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $0.10 per share or 60% of the lowest trade price in the 25 days prior to conversion.  The note has piggyback registration rights with respect to the shares into which the note is convertible.   On February 11, 2014 the Company borrowed an additional $40,000.  As of February 28, 2014, the Company had borrowed $105,000 under this agreement.

Convertible Promissory Notes with Series A and B Warrants

On January 29, 2014 and February 27, 2014, the Company issued 395 and 305 Units for $395,000 and $305,000, respectively, to accredited non-US investors under the subscription agreements.  The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series A Warrant); and, (iii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series B Warrant).  The purchase price for each unit is $1,000 and resulted in a funding total of $700,000.

The Notes mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date.  The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10.  Under the subscription agreement, the Company has granted price protections provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10.  Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.

As the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivatives for accounting purposes and reported on the Company’s condensed consolidated statements of operations and comprehensive income (loss) below the operating income as an “other expense”.

Accounting allocation of initial proceeds	January 29, 2014	February 27, 2014
Gross proceeds	$395,000	$305,000
Fair value of the convertible promissory note	(116,920)	(90,280)
Derivative warrant liability fair value - Series A (Notes 8 and 9)	(161,950)	(125,050)
Derivative warrant liability fair value - Series B (Notes 8 and 9)	(153,260)	(118,340)
Financing expense on issuance of derivative instruments	$37,130	$28,670

Other

On December 17, 2013, the Company sold two 8% convertible promissory notes in the amount of $25,000 each to independent accredited investors for a total of $50,000.  After deductions for banking fees of $2,500 and legal expenses of $1,500 for each note, the Company received $21,000 for each note for a total of $42,000.  The notes mature on September 13, 2014.  Each note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average prices of the lowest two closing prices on the 10 days prior to conversion pursuant to the requirements of the note.  Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 24% per annum.

As a result of the variability in the amount of common stock to be issued, the Company has elected to value these instruments at fair value.

The following is a summary of the convertible notes as of February 28, 2014:

Principal amounts	Asher Enterprises Notes	JMJ Financial Notes	Convertible Promissory Notes	Other Notes	Total
Borrowing on October 9, 2013	$78,500	$-	$-	$-	$78,500
Borrowing on November 15, 2013	-	65,000	-	-	65,000
Borrowing on December 12, 2013	42,500	-	-	-	42,500
Borrowing on February 11, 2014	-	40,000	-	-	40,000
Borrowing on December 17, 2013	-	-	-	50,000	50,000
Borrowing on January 29, 2014	-	-	395,000	-	395,000
Borrowing on February 27, 2014	-	-	305,000	-	305,000
Total	$121,000	$105,000	$700,000	$50,000	$976,000

Convertible notes at fair value at commitment date	$141,805	$197,098	$207,200	$49,421	$595,524
Change in fair value	(39,441)	(61,487)	(2,765)	3,669	(100,024)
Convertible notes at fair value at February 28, 2014	$102,364	$135,611	$204,435	$53,090	$495,500

Current	$102,364	$-	$-	$53,090	$155,454
Long term	-	135,611	204,435	-	340,046
	$102,364	$135,611	$204,435	$53,090	$495,500

The Company has determined the convertible notes to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of the commitment date at February 28, 2014.

The Company used basic data inputs for the calculations of fair value at the commitment date and the revaluation dates that ranged in value based on the timing of the issuance of the notes.  The following are the ranges that the basic data inputs reflect for the various notes: the exercise or strike price ranging from $0.03 to $0.07, time to expiration ranging from 124 to 732 days, the risk free interest rate ranging from 0.08% to 0.32%, the stock price on the commitment date ranging from $0.05 to $0.07, the stock price on the reporting dates of $0.05, the estimated volatility of the stock price in the future of 150%, and no dividends.

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

On March 28, 2013, immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Asset Purchase assets and liabilities to the Company’s wholly-owned subsidiary, Plesk Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of Plesk Holdings, Inc. to certain of the Company’s former stockholders in exchange for cancellation of an aggregate of 112,500,000 shares of our common stock held by such persons.

On June 24, 2013, the Company issued and transferred 300,000 shares of common stock, valued at $42,000 in exchange for business consulting services.   The Company will issue an additional 300,000 shares of common stock, valued at $33,000, in exchange for business consulting services over the period ended February 28, 2014.

The Company will issue 500,000 shares of common stock to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations. The Company negotiated a settlement with that same provider of consulting services to only issue an additional 200,000 shares of common stock for services provided instead of the original estimate of 449,261 shares of common stock.  The provider will now receive a total of 700,000 shares of common stock for settlement of all current and prior consulting services as of February 28, 2014 with a value of $101,711.

The Company will issue 300,000 share of common stock, valued at $24,000, in addition to cash compensation to a provider of strategic consulting services.  During the three months ended February 28, 2014, the Company employed two consulting firms and committed to issue 300,000 shares of common stock, valued at $16,500, to each firm as compensation for their services.  This total of 600,000 shares of common stock, valued at $33,000, is reflected as subscribed shares in the condensed consolidated balance sheet.

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

Series A and B Warrants

On January 29, 2014 and February 27, 2014, the Company issued 395 Series A and Series B warrants and 305 Series A and Series B warrants, respectively, with the unsecured 6% convertible promissory notes, as part of the defined Unit under the subscription agreements on those respective dates.  Each Series A warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.15 per share.  Each Series B warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.20 per share.  The Series A and Series B warrants permit cashless exercise beginning with the effective date unless and until a registration statement covering the resale of the shares underlying the warrants is effective with the Commission.  The warrants are treated as liabilities rather than as equity instruments resulting from the variability caused by the favorable terms to the holders.  The warrants have a five year life.  On both dates of issue the market price of the Company’s common stock was $0.05.

The calculation methodologies for the fair values of the derivative preferred stock liability and the derivative warrant liability are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

The following is a summary of preferred stock and warrants issued, forfeited or expired and exercised through February 28, 2014:

	Preferred Stock	Warrants	Shares Issuable Under Warrants
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	4,010,000	4,010,000	4,010,000
Issued on May 31, 2013	3,700,000	3,700,000	3,700,000
Exercised and expired	-	-	-
Total – as of May 31, 2013	7,710,000	7,710,000	7,710,000
Issued on June 7, 2013	1,650,000	1,650,000	1,650,000
Exercised and expired	-	-	-
Issued on November 15, 2013	-	120,000	120,000
Issued Series A warrants on January 29, 2014	-	395	3,950,000
Issued Series B warrants on January 29, 2014	-	395	3,950,000
Issued Series A warrants on February 27, 2014	-	305	3,050,000
Issued Series B warrants on February 27, 2014	-	305	3,050,000
Total – as of February 28, 2014	9,360,000	9,481,400	23,480,000

The outstanding warrants at May 31, 2013 and February 28, 2014 have a stated average exercise price of $0.10 per share and $0.10, $0.15 and $0.20 per share, respectively based on the warrant conditions and have an approximate weighted average remaining life ranging from approximately 4.1 years to 5 years.

As of February 28, 2014, as a result of the issuance of an amendment on certain convertible notes with a conversion formula resulting in a conversion price lower than the strike price for the preferred stock and warrants, the Company does not have to make any additional adjustments to the fair value of the derivative obligations and this amount was reversed in the current period.

9. Derivative Preferred Stock and Warrant Liabilities

The Company has preferred stock and warrants outstanding with price protection provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10. Simultaneously, with any reduction to the exercise price, additional preferred shares will be issued in direct correlation to a reduction in the exercise price and the conversion price of the warrants will be decreased to the new price. The price protection on the preferred shares is for a twelve month period, while the price protection on the warrants is for the life of the warrants.

Accounting for Derivative Preferred Stock Liability

The Company’s derivative preferred stock instruments have been measured at fair value at February 28, 2014 and May 31, 2013 using the binomial lattice model. The Company recognizes all of its preferred stock with price protection in its condensed consolidated balance sheet as a liability. The liability is revalued at each reporting period and changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative preferred stock liability have no effect on the Company’s condensed consolidated cash flows.

The revaluation of the preferred stock at each reporting period resulted in the recognition of a gain of $5,088,047 within the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended February 28, 2014 and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. As a result of an amendment to the underlying affected agreements, no expense was recorded for the nine month period ended February 28, 2014 and the estimated exposure of $614,430 was reversed in the current period and reported on the Company’s condensed consolidated statements of operations and comprehensive income (loss) as part of “change in the fair value of derivative liabilities and convertible notes”. The fair value of the preferred stock at February 28, 2014 and May 31, 2013 was $31,720 and $3,479,862, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative Preferred Stock Liability”.

The following is a summary of the derivative preferred stock liability from May 31, 2012 through February 28, 2014:

	Value	No. of Preferred Stock Units
Balance as of May 31, 2012	$-	-
Preferred stock issued March 28, 2013	1,610,015	4,010,000
Preferred stock issued May 31, 2013	1,670,550	3,700,000
Increase in fair value of derivative preferred stock liability	199,297	-
Balance as of May 31, 2013	3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Decrease in fair value of derivative preferred stock liability	(4,473,617)	-
Balance as of February 28, 2014	$31,720	9,360,000

Fair Value Assumptions Used in Accounting for Derivative Preferred Stock Liability

The Company has determined its derivative preferred stock liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of February 28, 2014 and May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The key inputs used in the March 28, 2013 issuance of 4,010,000 preferred stock shares for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013	February 28, 2014
Current stock price	$0.50	$0.55	$0.05
Current exercise price	$0.10	$0.10	$0.10
Time to expiration - days	365	301	28
Risk free interest rate	1.48%	1.48%	.05%
Estimated volatility	100%	100%	150%
Dividend	-	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 preferred stock shares for determination of fair value calculations were as follows:

	May 31, 2013	February 28, 2014
Current stock price	$0.55	$0.05
Current exercise price	$0.10	$0.10
Time to expiration - days	365	92
Risk free interest rate	1.48%	.05%
Estimated volatility	100%	150%
Dividend	-	-

The key inputs used in the June 7, 2013 issuance of 1,650,000 preferred stock shares for determination of fair value calculations were as follows:

	June 7, 2013	February 28, 2014
Current stock price	$0.72	$0.05
Current exercise price	$0.10	$0.10
Time to expiration - days	365	99
Risk free interest rate	1.48%	.05%
Estimated volatility	100%	150%
Dividend	-	-

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at February 28, 2014 and May 31, 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its condensed consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s condensed consolidated cash flows.

The revaluation of the warrants at each reporting period resulted in the recognition of a gain of $4,817,768 within the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended February 28, 2014, and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants at February 28, 2014 and May 31, 2013 was $947,661 and $4,050,278, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative Warrant Liability”.

The following is a summary of the derivative warrant liability from May 31, 2012 through February 28, 2014:

	Value	No. of Warrants	Shares Issuable Under Warrants
Balance as of May 31, 2012	$-	-	-
Warrants issued March 28, 2013	1,909,161	4,010,000	4,010,000
Warrants issued May 31, 2013	1,945,830	3,700,000	3,700,000
Increase in fair value of derivative warrant liability	195,287	-	-
Balance as of May 31, 2013	4,050,278	7,710,000	7,710,000
Warrants issued June 7, 2013	1,146,915	1,650,000	1,650,000
Warrants issued November 15, 2013	9,636	120,000	120,000
Series A warrants issued on January 29, 2014	161,950	395	3,950,000
Series B warrants issued on January 29, 2014	153,260	395	3,950,000
Series A warrants issued on February 27, 2014	125,050	305	3,050,000
Series B warrants issued on February 27, 2014	118,340	305	3,050,000
Decrease in fair value of derivative warrant liability	(4,817,768)	-	-
Balance as of February 28, 2014	$947,661	9,481,400	23,480,000

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of February 28, 2014 and May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The data inputs are reflective of adjustments for any ratchet provisions that need to be considered.

The key inputs used in the March 28, 2013 issuance of 4,010,000 warrants for determination of fair value calculations were as follows:

	March 28, 2013	May 31, 2013	February 28, 2014
Current stock price	$0.50	$0.55	$0.05
Current exercise price	$0.10	$0.10	$0.10
Time to expiration - days	1,826	1,762	1,489
Risk free interest rate	1.48%	1.48%	1.51%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

The key inputs used in the May 31, 2013 issuance of 3,700,000 warrants for determination of fair value calculations were as follows:

	May 31, 2013	February 28, 2014
Current stock price	$0.55	$0.05
Current exercise price	$0.10	$0.10
Time to expiration - days	1,826	1,273
Risk free interest rate	1.48%	1.51%
Estimated volatility	150%	150%
Dividend	-	-

The key inputs used in the June 7, 2013 issuance of 1,650,000 warrants for determination of fair value calculations were as follows:

	June 7, 2013	February 28, 2014
Current stock price	$0.72	$0.05
Current exercise price	$0.10	$0.10
Time to expiration - days	1,826	1,560
Risk free interest rate	1.48%	1.51%
Estimated volatility	150%	150%
Dividend	-	-

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

The key inputs used in the November 15, 2013 issuance of 120,000 warrants for determination of fair value calculations were as follows:

	November 15, 2013	February 28, 2014
Current stock price	$0.08	$0.05
Current exercise price	$0.10	$0.10
Time to expiration - days	1,826	1,721
Risk free interest rate	1.37%	1.51%
Estimated volatility	150%	150%
Dividend	-	-

The key inputs used in the January 29, 2014 issuance of 395 Series A and 395 Series B warrants for determination of fair value calculations were as follows:

	January 29, 2014	February 28, 2014
Current stock price	$0.05	$0.05
Current exercise price – Series A warrant	$0.15	$0.15
Current exercise price – Series B warrant	$0.20	$0.20
Time to expiration - days	1,826	1,796
Risk free interest rate	1.48%	1.37%
Estimated volatility	150%	150%
Dividend	-	-

The key inputs used in the February 27, 2014 issuance of 305 Series A and 305 Series B warrants for determination of fair value calculations were as follows:

	February 27, 2014	February 28, 2014
Current stock price	$0.05	$0.05
Current exercise price – Series A warrant	$0.15	$0.15
Current exercise price – Series B warrant	$0.20	$0.20
Time to expiration - days	1,826	1,825
Risk free interest rate	.32%	.32%
Estimated volatility	150%	150%
Dividend	-	-

10. Employee Benefit and Incentive Plans

On March 28, 2013, the Company adopted an equity incentive plan pursuant to which 10,000,000 shares of common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons.  As of May 31, 2013 and February 28, 2014 no shares have been issued under this plan.

11. Income Taxes

The provision for income taxes for the nine months ended February 28, 2014 and February 28, 2013 consisted of the following:

	February 28, 2014	February 28, 2013
Current	$-	$-
Deferred	1,066,534	7,484
Change in valuation allowance	(1,066,534)	(7,484)
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	February 28, 2014	February 28, 2013
Income tax at statutory rate	35.00%	34.00%
Permanent difference	(60.00)	-
Change in valuation allowance	25.00	(34.00)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of February 28, 2014 and May 31, 2013 are as follows:

	February 28, 2014	May 31, 2013
Net operating losses	$1,302,569	$236,035
Less: valuation allowance	(1,302,569)	(236,035)
Net deferred tax asset	$-	$-

As of February 28, 2014 and May 31, 2013 the Company had a net operating loss carry-forward of approximately $3,721,626 and $674,387, respectively, which may be used to offset future taxable income and begins to expire in 2033.

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

On October 23, 2013, the Company and Ortsbo, a wholly owned subsidiary of Intertainment Media, Inc., entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property in exchange for 1,666,667 shares of common stock of the Company.  The shares were valued at the market price on the date of the agreement for a value of $133,333.  As of February 28, 2014 the common stock shares have not been issued.

In April and May 2013, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc., and prepaid for such services for the subsequent months.  The Company also prepaid expenses for the CEO, David Lucatch.  Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided.  Costs incurred by Intertainment Media, Inc. for third party purchases are invoiced at cost.  Related party fees incurred and paid under this arrangement totaled $233,400 for the year end May 31, 2013 and a remaining related party prepaid balance totaling $-0- and $80,518 existed as of February 28, 2014 and May 31, 2013, respectively.

For the nine months ended February 28, 2014, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc.  Related party fees incurred and paid and accrued under this arrangement totaled $1,134,810 for the nine months ended February 28, 2014 and a remaining related party liability balance totaling $172,520 existed as of February 28, 2014.

The Company agreed to issue 500,000 shares of common stock, valued at $75,000, to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations.  The Company has reflected this transaction in stockholder’s equity as a subscription of the common stock and established a receivable in the amount of $75,000 due from Intertainment Media, Inc. which is  reflected as a prepaid development and related expense of a related party on the balance sheet.  As of February 28, 2014 no common stock has been issued.

13.  Subsequent Events

In March 2014, the Company repaid $215,000 of principal on the January 9, 2014 loan for $271,200 from a private individual that was due on February 24, 2014.  The Company plans to pay the remaining balance and interest in the fourth quarter.

On March 26, 2014, the Company received an advance in the amount of $150,000 on a loan agreement and promissory note, finalized on April 7, 2014, whereby the Company can borrow up to $3,000,000 from a third party lender.  The loan agreement is for an initial two year term subject to the lender’s right to demand.  It has a one-time arrangement fee of $60,000, carries an interest rate of 12% per annum and a 1% draw down fee on each draw.  Pursuant to the loan agreement, the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10.  Upon the Company’s first draw down of $200,000 from the line of credit, 2,000,000 five year warrants will vest.  For each subsequent $100,000 the Company draws, 1,000,000 five year warrants will vest until the maximum of 8,000,000 warrants are vested.  The common shares that are issuable on the exercise of warrants will be granted registration rights, allowing the shares to be sold, once registration occurs.  In addition, the Company entered into a general security agreement with the lender to which it granted the lender a first position security interest in all of its assets and in the event of default under the security agreement or the promissory note, the lender may foreclose on the assets of the Company.

On March 28, 2014, the Company paid approximately $109,000 to settle in full the outstanding balance of $78,500, prepayment fee and related interest on the 8% Convertible Note to Asher Enterprises dated October 9, 2013.

During March 2014, the Company collected subscription agreements that became effective April 1, 2014, whereby the Company sold 469 Units for $469,000 to accredited non-US investors, of which $369,000 resulted in cash proceeds to the Company and $100,000 represented the partial conversion of the outstanding promissory note dated July 10, 2013 to an individual investor resulting in a $100,000 reduction of the principal amount due thereunder.  The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series A Warrant); and, (iii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series B Warrant).

The Notes mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date.  The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10.  Under the subscription agreement, the Company has granted price protections provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10.  Any amount of principal or interest which is not paid when due shall bear interest at the rate of 16% per annum from the date it is due.  The Series A warrants may be exercised for a purchase price equal to $0.15 per share of common stock.  The Series B Warrant may be exercised for a purchase price equal to $0.20 per share of common stock.

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

Business History

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we changed our name to YAPPN Corp. and entered into an asset purchase agreement to acquire a prospective social media platform. We have abandoned our original business plan and will operate a business that provides effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms.

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

We have abandoned our plan to import consumer electronics, home appliances and plastic house wares. Immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Asset Purchase assets and liabilities to our wholly owned subsidiary, Plesk Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of Plesk Holdings, Inc. to certain of our former stockholders in exchange for cancellation of an aggregate of 112,500,000 shares of our common stock held by such persons.

Our principal executive offices are located at 1001 Avenue of the Americas, 11th Floor, New York, NY 10018 and our telephone number is (888) 859-4441. Our website is http://www. yappn.com.

Our Business

Yappn is a real-time multilingual company that amplifies brand messaging, helps conduct commerce and provides customer support by globalizing these experiences with its proprietary approach to language.  Through its Real Time Multilingual Amplification platform, Yappn eliminates the language barrier, allowing the free flow of communications in nearly 70 languages.  Yappn has developed cost effective unique and proprietary technology tools and services that create dynamic solutions that enhance a brands messaging, media, e-commerce and support platforms.

Yappn redefines global social marketing by providing a set of stand-alone commercial tools for brands providing easy to implement and cost effective globalization solutions complimenting Twitter, Facebook, Pinterest, Instagram, Flickr and YouTube, web, mobile, online broadcasting, private networks and event virtualization.

Yappn will also be used to enable eCommerce in the multi-language/multi-social media marketing feed of an online store, the multi-language translation of the store, and the multi-language post-sale support of a transaction.  The company is planning to work with its customers on an incremental revenue based model deriving revenue from a percent of each sale plus professional services when applicable.

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

Our Strategy

The initial Yappn website was launched in September 2013.  Since that time, we have made improvements and enhancements to the site and the tool set.  As of November 2013, we have successfully completed the first phase of the rollout of its global chat platform and are now focused on the second phase of the rollout, including the launch of its updated chat platform and the launch of its revenue driven commercial tool set programs.  Subsequent to the Quarter End, Yappn completed and launched further updates to the website.

As mentioned earlier, our e-Commerce business model is to partner with brands/stores and work on a percentage of revenue ranging from 12% to 15% of the value of the base transaction, plus professional services.  We provide services on a fee for services basis, and in some cases on a CPM (cost per thousand) or as a percentage of revenue to online advertising and monetization events.  We plan to offer opportunities for corporate sponsorship of message boards, contests and surveys and to provide marketers with access to an analytics platform.  We anticipate that the majority of our revenues will come from revenue sharing, corporate sponsorships and the analytic platform, not from the sale of advertising space.

The Yappn chat platform (chat.yappn.com) allows users to create and moderate discussion rooms based on interest topics where users can view content and chat in their native language in real time. Each user's experience is individualized to their native language allowing for a global free flow of communication without a language barrier. Revenue in the chat platform is driven by sponsorship programs, private chat boards and other upcoming upgrades in the future.

The Yappn tool set (yappn.com) provides brands with a series of technology add-ons to complement their current social media activities and allows them to reach a global audience by instantly providing key messaging in almost 70 languages. The tools are a "build once and deploy everywhere" arrangement allowing brands to embed key social media like Twitter, Facebook, YouTube, Instagram, Pinterest, Flickr and Tumblr and mobile into existing platforms. Yappn tools have been effectively tested and commercially deployed through a number of entertainment, sports and commercial brands and they are now available to agencies to enhance their client's domestic and global outreach plans. The programs are available on a servicing contractual basis and we have begun to receive contractual commitments from various brands for the use of its tool sets.

In March of 2014, Yappn further supported its marketing activities by launching a much more sophisticated website which highlights its features and benefits much more clearly and provides concrete examples of the potential uses of the technology.  It has also developed a section in which the company plans on continually updating and discussing multi-lingual resources.

We continue to develop and plan the launch of additional revenue driven feature sets. Each new feature set is built on a prime revenue driver for our business as it continues to work with clients and their agencies to develop new deployment tools and programs to reach an expanding global audience.

FotoYapp

In early 2014 Yappn developed a prototype of, and the specifications for, a product called FotoYapp.  FotoYapp is expected to be a consumer oriented photo sharing application where most major social media content can be tagged to and presented in multiple languages.  This aggregated content can be branded according to the user’s preferences, and can incorporate advertisements from a 3rd party service.

A Summary of Significant Events

Throughout the quarter, Yappn has announced via press releases a series of significant events.  These included:

•
December 9, 2013 -- Announced that Yappn Chat (http://chat.yappn.com), had a significant increase in user engagement in November 2013 with over 1.1 Million unique visitors to its platform. Yappn also saw a major rise in the online Alexa rankings breaking into the Top 200,000 sites worldwide after launching its full site just over 2 months ago on September 21, 2013.

•
January 7, 2014 -- Announced that as part of Yappn’s commitment to develop new and engaging programs to create global social engagement and revenue opportunities Yappn launched a new tool set and service program that enables stock photos, graphic images and other “still” media with the ability to engage or “talk” in almost 70 languages.

o
Traditionally, still images are single dimension for display only and limit the social content or engagement factors. Yappn’s new social imaging technology allows stock images to be directly “connected” to an array of social and multimedia content, including Twitter, Facebook, Instagram, other social networks, video and other interactive media as part of their creation process when the image is originally managed or at a later date. Connected content will be available natively in the viewer’s language of choice, making it easy to globalize any content.

o
The Yappn platform creates and updates content “on the fly” and can be complemented with global, multi-language chat and monetization through sponsorship, advertising and other revenue programs. Yappn has created a number of business models around its social imaging technology and is working with industry leaders to create scalable revenue opportunities.

o
With the insertion of a “sticker” on or around the image, content is easily connected to the image and multiple pages creating secondary and tertiary single and multiple language viewing opportunities can become available to provide additional content and revenue opportunities for online publishers.

•
January 14, 2014  – Announced that Chris Bosh and Team Bosh of the NBA’s Miami Heat would show appreciation for Bosh fans and their support for his NBA All-Star Team run with an international Twitter event that was held on Thursday, January 16 at 7pm Eastern Time / 4pm Pacific Time.

•
January 15, 2014 – Announced that Yappn had been tapped to power Oakley’s Learn To Ride web site and social platforms for this year’s Sundance Film Festival in Park City, Utah. The Learn To Ride program is one of the most coveted invitations by celebrities at Sundance, and for the first time, fans around the globe were able to experience the event remotely with real-time access to professional and user-generated content as well as the ability to participate in conversations, no matter their language.  Yappn gave fans the next best thing to being at Sundance with access to video, images and social content in their native language surrounding both the kickoff event on January 16, dubbed Lil Jon’s birthday party, and the two-day Learn To Ride event where celebrities learn to snowboard on January 17 and 18.

•
February 5, 2014 – Announced that Yappn sold 395 units (“Units”) to a group of investors led by AlphaNorth Asset Management’s industry leading hedge fund, the AlphaNorth Partners Fund worth $395,000, consisting of a combination of convertible promissory notes and two sets of warrants (A and B).  The Company granted to the investors of the Units, registration rights on all shares of common stock into which the Note, the Series A Warrant and the Series B Warrant are convertible or exercisable.

•
February 18, 2014 – Announced the appointment of  Mr. David Bercovitch as Chief Operating Officer, and Mr. Nathan Brandt as Head of Business Development. Both senior team members immediately joined the Company.

•
March 25, 2014 - Yappn is in discussions with a number of Los Angeles and New York talent and entertainment agencies to look at opportunities with key influencers across entertainment, sports and social networking to be part of the FotoYapp program. These influencers have large global social audiences and FotoYapp will provide the opportunity for them to engage these audiences through their existing Twitter, Facebook and Instagram networks.

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

Legal Proceedings

None.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2014 and February 28, 2013

	Three Months Ended
	February 28,	February 28,
	2014	2013

Revenues	$5,875	$-

Cost of revenues	4,870	-

Gross profit	1,005	-

Operating Expenses
Marketing	172,027	-
Research and development	338,048	-
General and administrative	15,266	149
Legal fees	46,882	-
Consulting and professional fees	449,765	4,850
Total operating expenses	1,021,988	4,999

Loss from operations	(1,020,983)	(4,999)

Interest expense	25,938	-
Financing expense of issuance of derivative liabilities and convertible notes	121,454	-
Change in fair value of derivative liabilities and convertible notes	(1,368,583)	-
Miscellaneous (income)	(80,291)	(15,000)

Net income	$280,499	$10,001

Revenues

We are presently in the process of commercializing our multi-language platform. We had revenues of $5,875 and $0 for the three months ended February 28, 2014 and February 28, 2013, respectively.  Revenues resulted from services provided for a few individual customer events both prior to launch of the platform and after the platform was operating.

Cost of revenues

We had costs of $4,870 and $-0- for the three months ended February 28, 2014 and February 28, 2013, respectively.  Costs are directly associated with the services provided and appropriate allocation of other resources related to the computer operations and databases utilized.

Total operating expenses

During the three months ended February 28, 2014, total operating expenses were $1,021,988. The operating expenses consisted of marketing of $172,027, research and development expenses of $338,048, general and administrative expenses of $15,266, legal fees of $46,882 and consulting and professional fees of $449,765.

Our operating expenses have increased in the three months ended February 28, 2014 as we have changed our business plan to developing and launching our multi-language platform. Research and development expenses are for consulting fees of technology consultants working on the social media platform. General and administrative expenses include CEO and communications consulting services. Legal expenses were incurred primarily related to general legal matters and assistance with a private placements and issuance of convertible notes. Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product and accounting and auditing fees.

For the three months ended February 28, 2013, total operating expenses were $4,999.  The operating expenses consisted of general and administrative expenses of $149 and consulting and professional fees of $4,850.

Total other income and expenses

During the three months ended February 28, 2014, total other income and expenses resulted in income of $1,301,482. The other expenses consisted of interest expense of $25,938, financing expense related to the issuance of convertible notes including warrants of $121,454, a decrease in the fair value of the derivative liabilities and convertible notes resulting in income of $1,368,583 and miscellaneous other income of $80,291.

The financing expenses totaling $121,454 for the three months ended February 28, 2014 related primarily to the issuance of four convertible debt instruments with proceeds of $132,500 and issuance of 700 Units that included convertible promissory notes and warrants for total proceeds of $700,000.  As a result of the variability in the amount of common stock to be issued upon conversion, these convertible notes and warrants are reflected at fair value. They are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. The accounting for the convertible notes and warrants at fair value at the commencement is recorded as a financing expense on the condensed consolidated statements of operations and comprehensive income (loss) and their fair value is adjusted each reporting period.

As of February 28, 2014 we adjusted the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock, 9,481,400 warrants and the convertible notes issued. The market price of the common shares as of February 28, 2014 was $0.05. As a result of the revaluation of the derivative instruments and convertible notes on February 28, 2014, the related derivative liabilities and convertible notes at fair value were decreased on an aggregate basis, resulting in other income of $1,368,583 for the three months ended February 28, 2014.

During the three months ended February 28, 2013, total other income consisted of the reversal of a marketing web development fee totaling $15,000 that was no longer an obligation.

Net income (loss) and comprehensive income (loss)

During the three months ended February 28, 2014 and 2013, we had net income and comprehensive income of $280,499 and $10,001, respectively.

Nine Months Ended February 28, 2014 and February 28, 2013

	Nine Months Ended
	February 28,	February 28,
	2014	2013

Revenues	$37,135	$-

Cost of revenues	14,854	-

Gross profit	22,281	-

Operating Expenses
Marketing	438,459	-
Research and development	1,006,984	-
General and administrative	216,929	3,648
Legal fees	116,379	-
Consulting and professional fees	1,279,331	33,364
Total operating expenses	3,058,082	37,012

Income (loss) from Operations	(3,035,801)	(37,012)

Interest expense	54,033	-
Financing expense of issuance of derivative liabilities and convertible notes	2,164,530	-
Change in fair value of derivative liabilities and convertible notes	(9,395,021)	-
Miscellaneous (income) / expense	(81,469)	(15,000)

Net income (loss)	$4,222,126	$(22,012)

Revenues

During the nine months ended February 28, 2014, we have been in the process of commercializing our multi-language platform with various features. We had revenues of $37,135 and $-0- for the nine months ended February 28, 2014 and February 28, 2013, respectively.  Revenues resulted from services provided for a few individual customer events both prior to launch of the platform and after the platform was operating.

Cost of revenues

We had costs of $14,854 and $0 for the nine months ended February 28, 2014 and February 28, 2013, respectively.  Costs are directly associated with the services provided and appropriate allocation of other resources related to the computer operations and databases utilized.

Total operating expenses

During the nine months ended February 28, 2014, total operating expenses were $3,058,082.  The operating expenses consisted of marketing of $438,459, research and development expenses of $1,006,984, general and administrative expenses of $216,929, legal fees of $116,379 and consulting and professional fees of $1,279,331.

Our operating expenses have increased in the nine months ended February 28, 2014 as after we changed our business plan we have been utilizing resources to fully develop, launching and commercialize our multi-language platform.  Research and development expenses are for consulting fees of technology consultants working on the social media platform.  General and administrative expenses include CEO and communications consulting services.  General and administrative expenses also include an expense for $133,333 related to the October 23, 2013 amendment to the Ortsbo services agreement for the exclusive right to use the software platform and the right of first refusal to acquire the software in the event Ortsbo desires to sell the software.  Legal expenses were incurred primarily related to general legal matters and assistance with a private placements and convertible notes.  Consulting and professional fees were primarily consulting service costs for sales development and marketing of the product and accounting and auditing fees.

During the nine months ended February 28, 2013, total operating expenses were $37,012. The operating expenses consisted of general and administrative expenses of $3,648 and consulting and professional fees of $33,364.

Total other income and expenses

During the nine months ended February 28, 2014, total other income and expenses resulted in income of $7,257,927. The other expenses consisted of interest expense of $54,033 and financing expenses on the issuance of derivative liabilities and convertible notes of $2,164,530.  Other income consisted of the net decrease in the fair value of the derivative liabilities and convertible notes resulting in income of $9,395,021 and miscellaneous other income of $81,469.

The financing expenses related to the issuance of derivative liabilities and convertible notes increased for the nine months ended February 28, 2014 totaled $2,164,530.  These financing expenses were associated with our raising capital by issuing 1,650,000 units of preferred stock and 1,771,400 warrants and issuance of convertible promissory notes. For accounting purposes, since the preferred stock and warrants have provisions to protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. In this same period we issued convertible promissory notes for total proceeds of $976,000. As a result of the variability in the amount of common stock to be issued upon conversion, these convertible notes are reflected at fair value. They are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. The accounting for the derivative liabilities and the convertible notes at fair value are recorded as a financing expense on the condensed consolidated statements of operations and comprehensive income (loss) and their fair value is adjusted each reporting period.

As of February 28, 2014 we adjusted the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock, 9,481,400 warrants issued and the convertible notes.  The market price of the common shares declined from a May 31, 2013 share price of $0.55 to a February 28, 2014 share price of $0.05. As a result of the revaluation of the derivative instruments and the convertible notes at fair value on February 28, 2014, the related derivative liabilities and convertible notes at fair value were reduced in aggregate, resulting in other income of $9,395,021 for the nine months ended February 28, 2014.

During the nine months ended February 28, 2013, total other income consisted of the reversal of a marketing web development fee totaling $15,000 that was no longer an obligation.

Net income (loss) and comprehensive income (loss)

During the nine months ended February 28, 2014 and 2013, we had net income and comprehensive income of $4,222,126 and net loss and comprehensive loss of $22,012, respectively.

For the Period from November 3, 2010 (inception) to February 28, 2014

Revenues

We had $43,051 of revenues for the period from November 3, 2010 (inception) through February 28, 2014.

Cost of revenues

We had costs of $17,977 for the period from November 3, 2010 (inception) through February 28, 2014 directly associated with the services provided and appropriate allocation of other resources related to the computer operations and databases utilized.

Total operating expenses

During the period from November 3, 2010 (inception) through February 28, 2014, total operating expenses were $3,700,228, resulting in a loss from operations of $3,675,154. The operating expenses consisted of marketing expenses of $454,347, research and development expenses of $1,204,259, general and administrative expenses of $361,740, legal fees of $218,781 and consulting and professional fees of $1,461,101.

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

Total other income and expenses

During the period from November 3, 2010 (inception) though February 28, 2014, total other income and expenses resulted in income of $400,645. The other expenses consisted of interest expense of $55,032 and financing expenses on the issuance derivative liabilities and convertible notes of $8,626,230. The financing expenses consisted of financing expenses on the issuance of derivative preferred stock and warrant liabilities, financing expenses paid for private placement assistance and the issuance of convertible notes. Other income consisted of the change in fair value of the derivative liabilities and convertible notes at fair value resulting in income of $9,000,437 and other miscellaneous income of $81,469.

Our other income and expenses changed significantly as a result of our raising capital by issuing 9,360,000 units of preferred stock and 9,481,400 warrants that, for accounting purposes, are treated as derivatives. For accounting purposes, since the preferred stock and warrants have provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. We issued convertible notes for total proceeds of $976,000.  As a result of the variability in the amount of common stock to be issued upon conversion, these convertible notes are reflected at fair value.  They are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period. The accounting for the derivative liabilities and convertible notes at fair value at the commencement date are recorded as a financing expense on the condensed consolidated statements of operations and comprehensive income (loss) and their fair value is adjusted each reporting period and totaled $8,626,230.

As of February 28, 2014 the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock, 9,481,400 warrants and the convertible notes issued were adjusted to reflect current market conditions. The market price of the common shares declined from the initial sale of the instruments in during 2013 and 2014 to a February 28, 2014 share price of $0.05. As a result of the revaluation of the derivative instruments and convertible notes at fair value on February 28, 2014, the changes in the fair value of derivative liabilities and convertible notes at fair value totaled $9,000,437 for the period of November 3, 2010 (inception) through February 28, 2014.

Net loss and comprehensive loss

During the period from November 3, 2010 (inception) through February 28, 2014, we had a net loss and comprehensive loss of $3,274,509.

Liquidity and Capital Resources

As of February 28, 2014 and May 31, 2013, we had cash balances of $199,125 and $217,037, respectively.  As of February 28, 2014, we had a working capital deficit of approximately $1,520,000 as compared to a working capital of approximately $108,000 at May 31, 2014.   Net cash used in operation activities for the nine months ended February 28, 2014 was approximately $2,073,000 as compared to approximately $15,000 for the nine months ended February 28, 2013.  We were able to obtain financing to meet the demands of the business over this time period.  We expect to have similar expenses for the next twelve month period.  At the present time, we do not have sufficient funds to fund our operations over the next twelve months.

We must raise additional funds or increase revenues in order to fund our operations.  There can be no assurance that additional capital will be available to us. Even if we are able to raise additional funds through the sale of our equity or debt securities, or loans from our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.  At the present time we are in the process of raising capital, however if we are unable to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

Going Concern Consideration

We have experienced negative cash flows from operations since inception and has net losses for the period from November 3, 2010 (inception) to February 28, 2014 of $3,274,509.

As of February 28, 2014, we had a working capital deficit of approximately $1,520,000.  During the nine months ended February 28, 2014, net cash used in operating activities was approximately $2,073,000.  We expect to have similar cash needs for the next twelve month period.  At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

Management plans to meet its operating cash flow requirements from financing activities until the future operating activities become sufficient to support the business to enable the Company to continue as a going concern. The Company continues to work on generating operating cash flows from the commercialization of its software platform.  Until those cash flows are sufficient the Company will pursue other financing when deemed necessary.

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives.  Since May 31, 2013, the Company has raised approximately $2,055,000 through various financial instruments.

There can be no assurance that the raising of future equity or debt will be successful or that the Company’s anticipated financings will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Off-Balance Sheet Arrangements

As of February 28, 2014 the Company did not have any off balance sheet arrangements.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as February 28, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 28, 2014 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended February 28, 2014, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of February 28, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor.  The agreement was amended on February 11, 2014 and applies retroactively to the date of issuance.  The Convertible Promissory Note is due two years from the effective date of each payment.  It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount.  The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note.  After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval.  After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $0.10 per share or 60% of the lowest trade price in the 25 days prior to conversion.  The note has piggyback registration rights with respect to the shares into which the note is convertible.   On February 11, 2014 the Company borrowed an additional $40,000.  As of February 28, 2014, the Company had borrowed $105,000 under this agreement.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On December 12, 2013 the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $42,500 pursuant to a Securities Purchase Agreement which was executed on December 4, 2013. The 8% Convertible Note matures on September 6, 2014 and has an interest rate of 8% per annum until it becomes due. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 22% per annum from the due date thereof.  The 8% Convertible Notes may be converted into common stock of the Company at any time beginning on the 180th day of the date from issuance. However, it shall not be converted if the conversion would result in beneficial ownership by the holder and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder with not less than 61 days’ prior notice to the Company. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On December 17, 2013, the Company sold two 8% convertible promissory notes in the amount of $25,000 each to independent accredited investors for a total of $50,000.  After deductions for banking fees of $2,500 and legal expenses of $1,500 for each note, the Company received $21,000 for each note for a total of $42,000.  The notes mature on September 13, 2014.  Each note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average prices of the lowest two closing prices on the 10 days prior to conversion pursuant to the requirements of the note.  Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 24% per annum.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On January 29, 2014, February 27, 2014, and April 1, 2014 the Company issued 395, 305 and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited non-US investors under subscription agreements.  The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series A Warrant); and, (iii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series B Warrant).  The purchase price for each unit is $1,000 and resulted in a funding total of $1,169,000 of which $100,000 represented the partial conversion of an outstanding promissory note resulting in a $100,000 reduction of the principal amount due thereunder.

The Notes mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date.  The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10.  Under the subscription agreement, the Company has granted price protections provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10.  Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.  The Series A warrants may be exercised for a purchase price equal to $0.15 per share of common stock.  The Series B Warrant may be exercised for a purchase price equal to $0.20 per share of common stock.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), since, among other things, the transaction did not involve a public offering and in reliance on Regulation S under the Securities since all securities were sold to non-U.S. investors.

The proceeds from these financings were primarily used for working capital and debt repayments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On February 18, 2014, we announced the appointment of  Mr. David Bercovitch as Chief Operating Officer.

David Bercovitch is a serial entrepreneur who has spent the majority of his career building, along with his partner, and then ultimately after 17 years, selling a successful Computer Consulting business called Thoughtcorp.  At the time of acquisition, Thoughtcorp was a highly profitable entity (average net income of approximately 12% and an average annual growth rate of approximately 15%) who had approximately 120 staff doing approximately $17M in business.  The business was sold for nearly $20M.  Thoughtcorp had a range of services, including customer application development, business intelligence and data warehousing, and Agile consulting.

Prior to that, David had a few professional endeavors, including a brief stint at Cognos, the Canadian Business Intelligence company acquired by IBM in 2008.  Prior to that, David started his career at ACNielsen, spending 5 years selling and servicing (and eventually managing) their custom built data analytics tools to the Consumer Packaged Goods industry (interestingly, ACNielsen had arguably one of the first Business Intelligence and Multi-Dimensional database tools on the market).

David holds a Bachelor of Commerce degree from McGill University where he graduated with distinction, and a Master of Business Administration from York University where he graduated with honors.

ITEM 6. EXHIBITS

Index to Exhibits

3.1	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (2)
4.1	Convertible Promissory Note (3)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (5)
4.3	8% Convertible Note (6)
4.4	Form of 8% Convertible Note (7)
4.5	Form of 6% Convertible Promissory Note (8) (9) (11)
4.6	Form of Promissory Note (12)
4.7	Common Stock Purchase Warrant (12)
10.1	Form of Subscription Agreement (1)
10.2	Form of Warrant (1)
10.3	Form of Registration Rights Agreement (1)
10.4	Securities Purchase Agreement (3)
10.5	Amendment to Services Agreement (4)
10.6	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (5)
10.7	Securities Purchase Agreement (6)
10.8	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (7)
10.9	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (7)
10.10	Form of Securities Purchase Agreement (8) (9) (11)
10.11	Form of Registration Rights Agreement (8) (9) (11)
10.12	Form of Series A Warrant (8) (9) (11)
10.13	Form of Series B Warrant (8) (9) (11)
10.14	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (10)
10.15	Loan Agreement (12)
10.16	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (12)
10.17	General Security Agreement (Yappn Canada Inc.) (12)
10.18	General Security Agreement (Intertainment Media Inc.) (12)
10.19	Guaranty and Indemnity (Yappn Canada Inc.) (12)
10.20	Guaranty and Indemnity (Intertainment Media Inc.) (12)
10.21	Assignment of Monies and Debt Due Arrangement (12)
31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350
EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema Document
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
(3)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2013.
(4)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2013.
(5)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013.
(6)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2013.
(7)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2013.
(8)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014.
(9)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2014.
(10) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2014.
(11) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2014.
(12) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2014.

YAPPN CORP.

By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer