Form 10-K
period 2014-05-31
YAPPN CORP.
filed 2014-08-29
CIK 1511735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number: 000-55082

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

Common Stock, $0.001 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes        ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of February 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,515,000.

As of August 26, 2014, there were 125,855,794 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “Yappn” or the “Company” refer to Yappn Corp.

PART I

Item 1. Business.

Business History

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we filed an amended and restated certificate of incorporation to change our name to “YAPPN Corp.” and increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  Further, in March 2013, our Board of Directors declared a stock dividend, whereby an additional 14 shares of our common stock was issued for each one share of common stock outstanding to each holder of record on March 25, 2013.  All per share information in this report reflect the effect of such stock dividend.

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc. (“IMI”), a corporation organized under the laws of Canada, for 70,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, us, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”).  Mr. David Lucatch, our Chief Executive Officer and a director, is the Chief Executive Officer of IMI.  IMI, as a result of this transaction has a controlling interest in Yappn.  Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”).  Ortsbo is the owner of certain multi-language real time translation intellectual property that we believe is a significant component of the Yappn business opportunity.

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

Our principal executive offices are located at 1001 Avenue of the Americas, 11th Floor, New York, NY 10018 and our telephone number is (888) 859-4441. Our website is http://www. yappn.com (which website is expressly not incorporated into this filing).

Our Business

Yappn is a real-time multilingual company that amplifies brand messaging, helps conduct commerce and provides customer support by globalizing these experiences with its proprietary approach to language. Through its Real Time Multilingual Amplification platform, Yappn eliminates the language barrier, allowing the free flow of communications in nearly 70 languages to support brand and individuals’ marketing objectives, commerce revenue goals and customer support objectives by making language universal for all fans and consumers. These services are increasingly becoming essential for companies to conduct business online as English is no longer the language of the internet. Over 73% of the world’s internet users speak a language other than English (Source: “Internet World Stats 2011” at http://www.internetworldstats.com/stats7.htm). Even domestically, over 66 million or 21% of the U.S. population does not speak English at home as of 2011 (Source: http://www.census.gov/prod/2013pubs/acs-22.pdf). We anticipate that those figures are expected to grow significantly in the following five years.

Yappn has developed cost effective unique and proprietary technology tools and services that create dynamic solutions that enhance a brands messaging, media, e-commerce and support platforms. Through the use of Yappn’s services, we contend that device, location and connection are no long issues for the digital user.

Yappn redefines global social marketing by providing a set of stand-alone commercial tools for brands providing easy to implement and cost effective globalization solutions as they are complementary, not competitive to today’s top social media networks such as Twitter, Facebook, Pinterest, Instagram, Flickr and YouTube, web, mobile, video players, blogs, online broadcasting, private networks and event virtualization.

Yappn will also be used to enable eCommerce in the multi-language/multi-social media marketing feed of an online store, the multi-language translation of the store, and the multi-language post-sale support of a transaction. We are planning to work with our customers on an incremental revenue based model deriving revenue from a percent of each sale plus professional services, when applicable.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We are in the development stage, and have limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our independent auditors have included an explanatory paragraph, specifically Footnote 2, in their audit report on our financial statements for the fiscal year ended May 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Strategy

The Yappn e-Commerce business model includes a business plan that we believe allows companies to extend their reach online and become truly “international” by servicing customers in nearly 70 languages to improve their relationship with their consumers through the elimination of the language barrier and offering the shopping cart and catalog in multiple languages.   Out of 2.3 billion internet users, only 540 million speak English (Source: Miniwatts Marketing Group). Management believes that prime markets for eCommerce growth are in China and Eastern Europe. We provide services on a fee for services basis, percentage of revenue per transaction, professional service fees and in some cases on a CPM (cost per thousand) or as a percentage of revenue to online advertising and monetization events.

The Yappn chat platform (chat.yappn.com, which website is expressly not incorporated into this filing) allows users to create and moderate discussion rooms based on interest topics where users can view content and chat in their native language in real time. Each user's experience is individualized to their native language allowing for a global free flow of communication without a language barrier. Revenue in the chat platform is driven by sponsorship programs, private chat boards and other upcoming upgrades in the future.

The Yappn tool set (yappn.com,which website is expressly not incorporated into this filing) provides brands with a series of technology add-ons to complement their current social media activities and allows them to reach a global audience by instantly providing key messaging in almost 70 languages.

●	The Social Media Wall is an aggregation of major social media accounts for fans and consumers to interact with in almost 70 languages.

●	Live video captioning is to broadcast a live event with real-time video closed captioning in almost 70 languages.

●	Post production video provides closed captioning in almost 70 languages for archive videos and feature films.

●	A live Q&A is an interactive live stream with fans worldwide allowing them to participate and ask moderated questions in almost 70 languages.

●	Engagement events such as a custom branded Twitter Q&A session which allows for real-time multilingual events to activate on a global scale for brands and individuals.

●	Real-Time Social Imagery allows for the creation of real-time conversation via social media with professional photography at major events

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

Yappn will continue to develop additional revenue-centric features and tools and refine our current business plan. Each new feature set is built on a prime revenue driver for our business as it continues to work with clients and their agencies to develop new deployment tools and programs to reach an expanding global audience.

FotoYapp

Fotoyapp is a multichannel consumer platform for web, portable and mobile devices and allows users to instantly connect photos and images to almost any content in almost any language. This builds on the idea that “a picture is worth a thousand words” by revolutionizing social engagement and allowing images and content to be linked to each other and shared instantly, creating the ability to share beyond the image. A user simply takes an image from a camera, tablet, computer, etc. and uploads it to Fotoyapp along with key words that describe the image. Fotoyapp automatically adds the users current social media accounts like Twitter, Facebook and Sina Wibo and crawls the web for related social media posts using the selected key words. The result is a stand-alone page where images are socially and visually enabled with all types of related content that automatically defaults to the view’s language, regardless of what language the social content was posted in.

Fotoyapp will offer advance features not currently found, to our knowledge, in other leading social and mobile content channels. For example, a user uploads an image of the dinner they ordered at a restaurant. That image could be connected to the restaurant’s location and URL, popular restaurant rating sites and other related online content, providing viewers of the image with a total picture of the image. The restaurant, in turn, could share the image with its other constituents and sites. This process can be duplicated for products and services where images can be used to create value for commercial purposes and connect to Yappn’s eCommerce multilingual offerings.

Yappn has completed a business agreement with Getty Images for its FotoYapp multi-channel app. This agreement, Influencers (defined as a celebrity, athlete or otherwise famous individual with a social network of fans which consists of but not limited to, significant Facebook fans, twitter followers and Instagram followers.) that Yappn and Fotoyapp have agreements with will have authenticated access to photography through the Getty Images platform allowing them to instantly tag, comment and share images through Fotoyapp, giving them the ability to broaden their social outreach. Additionally, consumers will have access to some of the world’s best imagery through select Getty Images collections offered on Fotoyapp, providing new opportunities to create global social engagement with content and FotoYapp’s multi-lingual social sharing with a wide range of business solutions.

The Services Agreement

We acquired the rights under the Services Agreement dated March 21, 2013 between IMI and IMI’s wholly owned Ortsbo subsidiaries upon the closing of the Asset Purchase. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace.  The services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use.  Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

For all ongoing services provided under the Services Agreement, we shall pay Ortsbo an amount equal to the actual cost incurred by Ortsbo in providing the Services, plus thirty percent (30%).  In addition, we shall pay to Ortsbo an ongoing revenue share which shall equal seven percent (7%) of the gross revenue generated by our activities utilizing the Services.  If we are earning revenue without use of the Services because, for example, all communications are taking place in English, then no revenue share shall be owing to Ortsbo with respect thereto.  If there is a blend of multi-language and English-English communications, then the parties shall do their best to pro rate or apportion the revenues appropriately in order to compensate Ortsbo for the portion of our revenues enabled by use of the Services from Ortsbo.  The Services Agreement may be terminated by either party with 60 days written notice and both parties may not, for the term of the Agreement and a period of two years thereafter, (i) directly or indirectly assist any business that is competitive with the other party’s business, (ii) solicit any person to leave employment with the other and (iii) solicit or encourage any customer to terminate or otherwise modify adversely its business relationship with the other.

In October 2013 we amended the Services Agreement.  Under the terms of the amendment to the Services Agreement, we will have the first right of refusal to purchase the Ortsbo platform and all its assets and operations for a period of two years; increasing its use of Ortsbo's technology for business to consumer social programs at a purchase price to be negotiated at the time we exercise our right. We also have a right to purchase a copy of the source code only applicable to Yappn programs for $2 Million USD which may be paid in cash or restricted shares of the Company's common stock at a per share price of $.15. As part of the enhancement agreement, we issued Ortsbo 1,666,667 shares of our restricted common stock, subject to all necessary approvals. On April 28, 2014, we exercised our right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock for a value of $2,000,000.

Competition

Our new business focus relating to and arising from the development of the Yappn assets is characterized by innovation, rapid change, and disruptive technologies.  We will face significant competition in every aspect of this business, including from companies that provide tools to facilitate the sharing of information, that enable marketers to display personalized advertising and that provide users with multi-language real-time translation of social media platforms.  We will compete with the following, many of whom have significantly greater resources than we do:

●	Companies that offer full-featured products that provide a similar range of communications and related capabilities that we provide. These offerings include, for example, Facebook, LinkedIn, Craigslist, Google+, which Google has integrated with certain of its products, including search and Android, as well as other, largely regional, social networks that have strong positions in particular countries, such as Mixi in Japan and vKontakte and Odnoklassniki in Russia.

●	Companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users.

●	Companies that offer platforms for game developers to reach broad audiences with free-to-play games including Facebook and Apple's iOS and Google's Android mobile platforms.

●	Traditional and online businesses that offer corporate sponsorship opportunities and provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

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

On April 28, 2014, we purchased a copy of the source code for the Ortsbo property and all the rights associated with it.

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

Employees

As of May 31, 2014, we had two employees. In June 2014, we entered into an employment agreement with Mr. Lucatch. Our Chief Financial Officer is not an employees but is retained as part of a related party service agreement.  We believe our employee relations to be good.   We, at this time, have a number of contracted service providers, some of which are related parties.

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

We are a development stage company and have generated limited revenue to date. We have, prior to the purchase of the Yappn assets, as further described herein, been involved in unrelated businesses. Our efforts to create a social media platform incorporating multi-language real time translation intellectual property where users will be able to meet, chat, engage and consume content in almost any language are still in development. Therefore, we have limited history in executing our business model which includes, among other things, implementing and completing alpha and beta testing programs, attracting and engaging users, developing methods for analyzing user statistics, developing our gamification program and strategies, offering opportunities for corporate sponsorships and providing marketers with access to our analytics platform.  Our limited operating history makes it difficult to evaluate our current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with limited operating history, there is a significant risk that we will not be able to implement or execute our current business plan, or demonstrate that our business plan is sound; and/or raise sufficient funds in the capital markets to effectuate our business plan.  If we cannot execute any one of the foregoing or similar matters relating to our operations, our business may fail.

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

The size of our user base and our users’ level of engagement will be critical to our success. Our financial performance will be significantly determined by our success in attracting, retaining, and engaging active users.  To the extent we cannot achieve a sufficiently large user base, our business performance will become increasingly dependent on our ability to increase levels of user engagement and monetization. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. In the event that we do develop a large user base, there is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Any decrease in user retention, growth, or engagement could render Yappn less attractive to marketers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user growth, retention and engagement, including if:

●	users increasingly engage with other products or activities;

●	we fail to introduce new and improved products or if we introduce new products or services that are not favorably received;

●	we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

●	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

●	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

●	users adopt new technologies where Yappn may not be featured or otherwise available;

●	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

●	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as any failure to prevent spam or similar content;

●	we adopt policies or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;

●	we fail to provide adequate customer service to users or marketers; or

●	we, or other companies in our industry are the subject of adverse media reports or other negative publicity.

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

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors, including Facebook and Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate including: by integrating competing social networking platforms or features into products they control such as search engines, web browsers, or mobile device operating systems; by making acquisitions; or by making access to Yappn more difficult. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results. We believe that our ability to compete effectively will depend upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors;

●	the size and composition of our user base;

●	the engagement of our users with our products;

●	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

●	our ability to monetize our products, including our ability to successfully monetize mobile usage;

●	the frequency, size, and relative prominence of the ads displayed by us or our competitors;

●	customer service and support efforts;

●	marketing and selling efforts;

●	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	our ability to attract, retain, and motivate talented employees, particularly software engineers;

●	our ability to cost-effectively manage and grow our operations; and

●	our reputation and brand strength relative to our competitors.

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

We currently depend on the continued services and performance of David Lucatch, Craig McCannell, and David Bercovitch, our Chief Executive Officer and a director, Chief Financial Officer, and Chief Operating Officer, respectively. In June 2014, we entered into an employment agreement with Mr. Lucatch. As of August 29, 2014 we have not entered into employment agreements with Mr. McCannell or Mr. Bercovitch and such individuals may resign from Yappn at any time for any reason. The loss of Mr. Lucatch, Mr. McCannell or Mr. Bercovitch could disrupt our operations and have an adverse effect on our business.

As we continue to grow, we cannot guarantee we will be able to attract the personnel we need to achieve a competitive position. In particular, we intend to hire a significant number of technical personnel in 2014, and we expect to face significant competition from other companies in hiring such personnel.  As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

If we experience a period of rapid and substantial growth, and if such growth continues, we will continue to place a strain on our limited administrative infrastructure. As our needs expand, we may need to hire a significant number of employees. This expansion could place a significant strain on our managerial and financial resources. To manage the possible growth of our operations and personnel, we will be required to:

●	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

●	install enhanced management information systems; and
●	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Exercise of options, warrants, preferred stock and converting any debt may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock.  We issued Series A Convertible Preferred shares, warrants and convertible notes, some of which have or had full ratchet anti-dilution protection to provide the holder with a potential increase in amount of common stock exchanged or a reduction in the exercise price of the instruments should we subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B. Unresolved Staff Comments.

 None.

Item 2. Properties.

We do not own or any real property at this time. We presently utilize office space in New York, New York on a month to month basis and any fees are nominal and absorbed by IMI with no repayment obligation.

Item 3. Legal Proceedings.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 29, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our audited consolidated financial statements.

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

	High	Low
Quarter Ended	($)	($)
Interim period ended August 29, 2014	$0.20	$0.10
May 31, 2014	$0.25	$0.05
February 28, 2014	$0.08	$0.04
November 30, 2014	$0.12	$0.05
August 31, 2014	$0.95	$0.10

May 31, 2013	$0.75	$0.30
February 28, 2013	$0	$0
November 30, 2012 (from October 1, 2012)	$0	$0

On August 26, 2014, the high and low prices of our common stock as reported on the OTCBB were $0.155 and $0.145, respectively.

Holders

On August 29, 2014, we had approximately 11 shareholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names.

Preferred Stock

As of August 29, 2014, we have 2,010,000 shares of Series A Convertible Preferred Stock outstanding which are convertible into 2,010,000 shares of common stock.

Warrants

The following table is a summary of warrants outstanding as of May 31, 2014:

	Shares Issuable Under Warrants	Exercise Price	Expiration

Issued on March 28, 2013	4,010,000	$0.10	March 28, 2018
Issued on May 31, 2013	3,700,000	$0.054	May 31, 2018
Issued on June 7, 2013	1,650,000	$0.054	June 7, 2018
Issued on November 15, 2013	120,000	$0.10	November 15, 2018
Issued Series A warrants on January 29, 2014	3,950,000	$0.10	January 29, 2019
Issued Series B warrants on January 29, 2014	3,950,000	$0.20	January 29, 2019
Issued Series A warrants on February 27, 2014	3,050,000	$0.10	February 27, 2019
Issued Series B warrants on February 27, 2014	3,050,000	$0.20	February 27, 2019
Issued Series A warrants on April 1, 2014	4,690,000	$0.10	April 1, 2019
Issued Series B warrants on April 1, 2014	4,690,000	$0.20	April 1, 2019
Issued to Lender – Line of Credit	8,000,000	$0.10	April 7, 2019
Issued Series C warrants on April 23, 2014	333,333	$0.22	April 23, 2019
Issued Series C warrants on May 30, 2014	6,666,667	$0.22	May 30, 2019
Total – as of May 31, 2014	47,860,000

Dividend Policy

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Recent Sales of Unregistered Securities

During the period covered by this report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 3(a)(9) or Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access to information about us.

On January 29, 2014, February 27, 2014, and April 1, 2014 the Company issued 395, 305 and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series A Warrant) at an exercise price of $0.15; and, (iii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series B Warrant) at an exercise price of $0.20. The purchase price for each unit is $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private individual (Note 5).

The Notes mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10 with price protections provisions for twelve months from issuance. Under the subscription agreement, the Company has granted price protections provisions that provide the holder of Series A warrants with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.15 for a period of twelve months from issuance. The Company determined the warrants issued to the Line of Credit lenders qualified as a breach of this covenant, therefore all Series A warrants were re-priced to a $0.10 exercise price with the adjustment reflected as a change in the fair value. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.

Item 6. Selected Financial Data.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) audited consolidated financial statements for the fiscal years ended May 31, 2014 and 2013 and the period from November 3, 2010 (inception) to May 31, 2014 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Overview

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we changed our name to YAPPN Corp. and entered into an asset purchase agreement to acquire a prospective social media platform. We have abandoned our original business plan and operate a social media platform that will host multi-language conversations based on different topics, such as interests, brands, and activities, in an environment that incentivizes user engagement through rewards and other gamification features. The social media platform include the Yappn chat platform, Yappn tool set and FotoYapp, each in different states of development and commercialization.

For the years ended May 31, 2014 and 2013, we had revenues of $37,135 and $0, respectively.  The lack of operating revenue together with the costs we incurred for development of our business and products resulted in net losses and comprehensive losses of $2,641,473 and $7,441,637 for the years ended May 31, 2014 and 2013, respectively.  For the year ended May 31, 2014, we had assets totaling $992,002, liabilities totaling $7,046,301 and a stockholders’ deficit of $10,138,108. For the year ended May 31, 2013, we had assets totaling $307,595, liabilities totaling $7,729,233 and a stockholders’ deficit of $7,421,638.

Research and Development

We have incurred research and development expenses related to software development totaling $1,375,112 and $197,275 for the years ended May 31, 2014 and May 31, 2013, respectively and $1,572,387 from November 3, 2010 (inception) through May 31, 2014.  The research and development costs consisted of developmental services provided by Intertainment Media, Inc., of $947,108 and external consultants fees of $625,279.

Critical Accounting Policies

General

The consolidated financial statements and notes included in our quarterly and annual financial statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, and affect the disclosure of any contingent assets and liabilities. We believe these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in the notes to our financial statements and notes included elsewhere in this Form 10-K.

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The warrants and the convertible promissory notes and debentures are classified as Level 2 financial liabilities.

Fair Value of Preferred Stock and Warrants Derivative Instruments

The Company entered into subscription agreements whereby it sold Units consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock. Both the preferred stock and the warrant initially had price protection provisions and when such provisions are present, the instruments are treated as liabilities rather than as equity instruments resulting from the variability caused by the favorable terms to the holders. The Series A Preferred Stock and the five year warrants provide the holder with full anti-dilution ratchet provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price. The Company also issued other five year warrants as part of a subscription agreements that included convertible promissory notes, debentures and line of credit, some of which have similar price protection provisions that expire after twelve months. Upon expiration of the price protection, the instruments will be treated as an equity instrument. The Series A Preferred Stock ratchet provisions end after twelve months and as such any unconverted preferred shares are no longer treated as a liability, but as an equity instrument.

When applicable, the instruments are measured at fair value using a binomial lattice valuation methodology and are included in the consolidated balance sheets as derivative liabilities. Both unrealized and realized gains and losses related to the derivatives are recorded based on the changes in the fair values and are reflected as a financing expenses on the consolidated statements of operations and comprehensive income (loss).

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

Fair Value of Convertible Notes

The Company has issued convertible notes that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value. These instruments are measured at the greater of the present value of the note discounted at market rates and the value using a binomial lattice valuation methodology and are included in the consolidated balance sheets under the caption “convertible notes at fair value”. Any unrealized and realized gains and losses related to the convertible notes are recorded based on the changes in the fair values and are reflected as financing expenses on the consolidated statements of operations and comprehensive loss.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through May 31, 2014.

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

RESULTS OF OPERATIONS

For the Years ended May 31, 2014 and 2013

Revenues

We generated revenues of $37,135 and $0, for the years ended May 31, 2014 and 2013, respectively. The lack of revenues reflect the fact that our social media platform and related products have not been fully commercialized. The revenues recognized were to only a few clients and were short term in nature.

Cost of revenue

We incurred costs of revenue of $26,155 and $0, for the years ended May 31, 2014 and 2013, respectively. These costs were directly attributable to the revenues generated and resulted in a gross profit of $10,980 and $0, for the years ended May 31, 2014 and 2013, respectively.

Total operating expenses

During the years ended May 31, 2014 and May 31, 2013, total operating expenses were $4,090,835 and $584,353, respectively.

For the year ended May 31, 2014 the operating expenses consisted primarily of marketing expense of $585,272, research and development expenses of $1,375,112, general and administrative expenses of $1,332,000, legal and professional fees of $355,518, and consulting fees of $442,933. For the comparable year ended May 31, 2013, the operating expenses consisted of marketing expenses of $15,465, research and development expenses of $197,275, general and administrative expenses of $138,690, legal and professional fees of $112,221 and consulting fees of $120,221.

In 2013, we changed our business plan in our fiscal fourth quarter. Prior to that quarter, expenses were incurred supporting an electronics business that was not successful. Beginning in the fiscal fourth quarter of our year ending May 31, 2013, with the change in strategy, we incurred expenses that related to developing our multi-language platform. Our operating expenses have increased in 2014 in comparison to the fiscal year 2013 as we have continued the course started in the fourth quarter of 2013 to develop and market our social media platform and related products.

Research and development expenses incurred to develop both the software and the website increased by $1,177,837 from the year ended May 31, 2013 and have averaged approximately $350,000 per quarter for the year ended May 31, 2014. These research and development expenses are primarily for fees to technology consultants from Intermedia and Ortsbo.  As the social media platform and products become commercialized we expect the costs of research and development to decrease, but would expect maintenance costs on the social media platform to increase.

Other operating expenses also increased and the costs for the year ended May 31, 2014 are more indicative of the normal annual run rate expected. General and administrative expenses totaled $1,332,000, an increase of $1,204,503 from the prior year. General and administrative expenses include fees for CEO and CFO services, administrative services for accounting and finance, outside consulting costs for business development, costs for investor relations and general business needs and averaged approximately $325,000 per quarter. These costs have grown as we have worked to develop a customer base and meet the needs of investors to finance our operation. Many of the fees of the firms providing these services were paid with common stock. Professional fees increased by $243,297 from the prior year and were incurred primarily by the use of legal counsel related to financing arrangements for debt and equity during the year.  These costs also include accounting and auditing fees. We expect our legal expenses to vary from period to period based upon our corporate needs. Consulting fees increased by $322,712 and were primarily consulting service costs for third party consultants. We have used a number of different outside firms to provide strategic position of our products, markets and customer introductions. Many of the fees of the firms providing these services were paid with common stock.

Total other expenses

Other (income) expenses totaled $(1,438,382) and $6,857,284, for the years ended May 31, 2014 and May 31, 2013, respectively. The change of $8,295,666 is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into our common stock or have provisions that provide an option to convert into our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of our common stock fluctuates.

During the year ended May 31, 2014, total other (income) of $1,438,382 consisted of interest expense of $110,611, financing expenses related to private placement of convertible notes and debentures, preferred stock and warrants that are considered derivative liabilities totaling $4,737,726, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $6,318,613 and other miscellaneous expense of $31,894.

During the year ended May 31, 2013, total other expenses of $6,857,284 consisted of interest expense of $1,000, financing expenses paid for private placement assistance totaling cash paid of $34,036 and amount accrued for warrants to be issued of $63,108, financing expenses on the issuance of derivative liabilities of $6,364,556 and a change in fair value of the derivative liabilities of $394,584.

Our other expenses have increased in 2014 related to the costs of our financial instruments and raising capital offset by gains resulting from revaluation of our derivative liabilities and convertible notes. Interest expense on our notes payable totaled $110,611, which is an increase of $109,661 from the prior year when we minimal interest bearing debt. During the years ended May 31, 2014 and May 31, 2013, we raised $3,860,093 and $771,000, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures and preferred stock through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises were $4,737,726 and $6,461,700, for the years ended May 31, 2014 and May 31, 2013, respectively.

Our financing expenses of $6,461,700 for the year ended May 31, 2013 related to our raising capital by issuing 7,710,000 units of preferred stock and warrants for $771,000.  The financing expense resulted from calculating the fair value of the instruments using the binomial lattice model with a primary parameter being the market price of the common stock on the issuance date for the two tranches of $0.50 and $0.55. The same binomial lattice methodology was used for the year ending May 31, 2014 when we raised capital using various instruments, however the market price of our common stock ranged from $0.05 to $0.72 on the commitment dates for those instruments. For the year ended May 31, 2014, as the market price of the common stock declined and the fair value calculation resulted in gains from the changes of the fair value of the instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $6,318,613 for the year ended May 31, 2014 versus a loss of $394,584, a change of $6,713,197.

 Net loss and comprehensive loss

During the year ended May 31, 2014 and 2013, we had a net loss and comprehensive loss of $2,641,473 and $7,441,637, respectively.

For the Period from November 3, 2010 (inception) to May 31, 2014

Revenues

We had $43,051 of revenues for the period from November 3, 2010 (inception) through May 31, 2014. The lack of revenues reflect the fact that our social media platform and related products have not been fully commercialized. The revenues recognized were to only a few clients and were short term in nature.

Cost of revenue

We incurred costs of revenue of $29,278 for the period from November 3, 2010 (inception) through May 31, 2014. These costs were directly attributable to the revenues generated and resulted in a gross profit of $13,773 for the period.

Total operating expenses

During the period from November 3, 2010 (inception) through May 31, 2014, total operating expenses were $4,732,981, resulting in a loss from operations of $4,719,208. The operating expenses consisted of marketing of $601,160, research and development expenses of $1,572,387, general and administrative expenses of $1,476,811, professional fees of $457,920, and consulting fees of $624,703.

In 2013, we changed our business plan in our fiscal fourth quarter. Prior to that quarter, expenses were incurred supporting an electronics business that was not successful. Our operating expenses have increased in 2014 as we continued developing our multi-language platform and website.

Research and development expenses are for consulting fees of technology consultants incurred to develop both the software and the website and have totaled $1,572,387 from inception. All of our research and development costs have been incurred since the fourth quarter of the 2013 fiscal year. These research and development expenses are primarily for fees to technology consultants from Intertainment Media and Ortsbo.  As the social media platform and products become commercialized we expect the costs of research and development to decrease, but would expect maintenance costs on the social media platform to increase.

General and administrative expenses totaled $1,476,811 since inception. These expenses are primarily fees for CEO and CFO services, administrative services for accounting and finance, outside consulting costs for business development, costs for investor relations and general business needs and averaged approximately $325,000 per quarter. These costs have grown as we have worked to develop a customer base and meet the needs of investors to finance our operation. The fees for CEO and CFO services and administrative services for accounting and general business needs are primarily being provided by our parent, Intertainment Media, Inc. Many of the fees of the firms providing these services were paid with common stock. Professional fees totaled $457,920 since inception and were incurred primarily for use of legal counsel related to financing arrangements for preferred stock, convertible promissory notes and warrants and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs. Consulting fees of $624,703 were incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide strategic position of our products, markets and customer introductions. Many of the fees of the firms providing these services were paid with common stock.

Total other expenses

During the period from November 3, 2010 (inception) though May 31, 2014, total other expenses were $5,418,900.  The other expenses consisted of interest expense of $111,611, financing expenses paid for issuance of short term loans, convertible notes, preferred stock and warrants of $11,193,427 offset by a gain from the change in fair value of the derivative liabilities and convertible notes of $5,924,029 and miscellaneous expense of $31,891.

The majority of our other expenses relate to the costs of our financing arrangements and the changes in the fair values of those financial instruments used. Aside from those items we incurred interest expenses on our short term debt and notes of $111,611 and miscellaneous expense of $31,891 from inception.

Our financing expense since inception totaled $11,193,427. Since inception we have raised $4,666,819 from the issuance of short term loans, convertible notes, line of credit, preferred stock and warrants through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions and in some cases, provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a fair value model upon inception and adjusted accordingly to market at the close of the period. The financing expense resulted from calculating the fair value of the instruments using the binomial lattice model with a primary parameter being the market price of the common stock on the issuance date which ranged from $0.05 to $0.72 over this time period.

Our financial instruments are marked to market at the end of every reporting period and the change in fair value is recorded as other expense. From inception we have recognized a gain of $5,924,029 from marking the financial instruments to market. The gains resulting from the change in fair value of derivative liabilities and convertible notes primarily occurred in the year ended May 31, 2014, as the market price of our common stock fluctuated. Those changes in market price of our common stock coupled with the other parameters used in the binomial lattice model, resulted in a gain.

Net loss and comprehensive loss

During the period from November 3, 2010 (inception) through May 31, 2014, we had a net loss and comprehensive loss of $10,138,108.

Liquidity and Capital Resources

As of May 31, 2014, we had a cash balance of $988,692, which is an increase of $771,655 from the ending cash balance of $217,037 as of May 31, 2013. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations during the year ended May 31, 2014, we have issued convertible preferred stock, short term notes, convertible debt instruments and warrants under various subscription private placements to accredited investors for total cash receipts of $3,860,093. We have used this financing for funding operations and replacing short term high cost debt instruments with lower cost longer term financial instruments where the economics made sense.

We estimate we will need additional capital to cover our ongoing expenses and to successfully market our product offerings. This is only an estimate and may change as we receive feedback from customers and have a better understanding of the demand for our application and the ability to generate revenues from our new products. Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

Going Concern Consideration

We incurred net losses and comprehensive losses totaling $10,138,108 for the period from November 3, 2010 (inception) through May 31, 2014. At May 31, 2014 we had total assets of $992,002 and liabilities totaling $7,046,301 and a working capital deficit of $1,116,688. These factors raise substantial doubt as to our ability to continue as a going concern. Our independent auditors have included an explanatory paragraph, specifically Footnote 2, in their audit report on our financial statements for the fiscal year ended May 31, 2014 regarding concerns about our ability to continue as a going concern.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  We are in the development stage, and have limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. Our ability to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until we are able to engage in profitable business operations. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.    Financial Statements and Supplementary Data.

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2014 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the our receipts and expenditures are being made only in accordance with authorizations of the our management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of May 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of May 31, 2014, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of May 31, 2014, our internal control over financial reporting was effective.

Changes In Internal Control Over Financial Reporting

During the quarter ended May 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

David Lucatch	52	Chief Executive Officer and Director

Craig McCannell	37	Chief Financial Officer

David Bercovitch	46	Chief Operating Officer

Marc Saltzman	43	Director

Neil Stiles	56	Director

Herb Willer	60	Chairman of the Board and Director

Steven Wayne Parsons	52	Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

David Lucatch, Chief Executive Officer and Director.  Mr. Lucatch, 52, has served as the Chief Executive Officer and director of Intertainment Media, Inc., a company listed on the TSX Venture Exchange, on the OTCQX and in Frankfurt, since 2006 and as its President from 2006 through 2011.  He has served as a director of Ortsbo, Inc., a wholly owned subsidiary of Intertainment Media, Inc., since 2010, as its President from 2010 through 2011 and as its Chief Executive Officer from 2010 through 2012.  He has served as a director of Ortsbo USA, Inc., a wholly owned subsidiary of Ortsbo Inc., since 2011.  Mr. Lucatch also currently serves as an officer and/or director of several other subsidiaries of Intertainment Media, Inc., as the President and a director of Alimor Ventures Inc. since 2000, as the President and a director of Alimor Consulting, Inc. since 2000, as the President and a director of Savers Plus Canada, Inc. since 2003, as a director of Poynt Corporation from 2011 to June 2012 and as a director of Silverbirch, Inc. from 2007 through 2008.  Mr. Lucatch was selected to serve on the board of directors due to his extensive experience with social media, his perspective as the creator of the Yappn concept and his perspective as the Chief Executive Officer and a director of our largest controlling stockholder.  Throughout his business career Mr. Lucatch has been an active supporter of a number of not for profit organizations and has been recognized internationally for his service and support.  Mr. Lucatch graduated in 1985 from the University of Toronto.  Mr. Lucatch continues to mentor at the University of Toronto and the Management Economics Student Association programs and various leadership programs.  In 2010 Mr. Lucatch was a recipient of an Arbour Award from the University of Toronto, recognizing his continued activities and contributions to the University of Toronto.  Mr. Lucatch is a member of the College of Electors of the University of Toronto and of the Ontario Securities Commission SME Committee.

Craig McCannell, Chief Financial Officer. Mr. McCannell, 37, has been the Chief Financial Officer of Intertainment Media, Inc. since July 3, 2013 and the Director of Finance of Intertainment Media, Inc. from January 2012 to July 2013.  Mr. McCanell served as an account executive for Robert Half Management Resources from April 2011 to September 2011 and the Senior Manager of Assurance for Ernst & Young LLP from September 1999 to August 2010.

David Bercovitch, Chief Operating Officer. Mr. Bercovitch, 46, was appointed as Chief Operating Officer of Yappn on February 18, 2014. From May, 2012 to May, 2013, Mr. David Bercovitch was Vice President and co-General Manager Canadian Operations of EPAM Systems. From September 1997 to May 2012, he was the Co-CEO and CFO of Thoughtcorp, a successful Computer Consulting business. Thoughtcorp, prior to its acquitision, was a highly profitable enterprise achieving an average annual growth rate of approximately 15% with over 120 staff members and annual sales of approximately $17M and offered a range of professional services, including custom application development, business intelligence, data warehousing, and Agile consulting. Prior to his positions at Thoughtcorp, Mr. Bercovitch had sales and management positions at Cognos, the Business Intelligence company acquired by IBM in 2008 and ACNielsen, spending 5 years selling and servicing, custom built data analytics tools to the Consumer Packaged Goods industry. Mr. Bercovitch holds a Bachelor of Commerce degree from McGill University where he graduated with distinction, and a Master of Business Administration from York University where he graduated with honors.

Marc Saltzman, Director.  Mr. Saltzman, 43, has reported on the technology industry since 1996 as a freelance journalist, author, lecturer, consultant, and radio and TV personality.  Along with his weekly syndicated columns with Gannett, the United States’ largest newspaper group, Mr. Saltzman currently contributes to USA Today, USA Today.com, Yahoo! (U.S. and Canada), CNN.com, MSN and AARP – The Magazine.  Mr. Saltzman writes and hosts “Gear Guide,” a technology-focused video that runs nationally across Canada at movie theaters before the film trailers start.  Mr. Saltzman was selected to serve on the board of directors due to his extensive knowledge of the technology industry, interactive entertainment and online/social media trends.

Neil Stiles, Director. Mr. Stiles, 56, served as the President and publisher of Variety, Inc. from 2008 through 2012. In these positions, Mr. Stiles was responsible for the global business operations of the Variety franchise including Variety, Daily Variety, Daily Variety Gotham and Variety.com.  Additionally, he oversaw the publications Video Business, Tradeshow Week and 411 Publishing, and played a leading role in the management of MarketCast, a leading provider of marketing research for the film and television industries.  In late 2012 he executed the sale of the Variety Group.  Mr. Stiles has also served on the boards of directors of Randian LLC since 2011 and 2020 Capital LLC since 2011. Mr. Stiles has more than 30 years of experience in the magazine industry, beginning as a music industry journalist in the mid-1970s and moving into sales management positions throughout the 1980s.  Before joining the Variety team in 2008, Mr. Stiles played a large role in the management of sister company Reed Business Information-UK (“RBI”) as its board director.  As a director of RBI he oversaw a number of online initiatives including the acquisition of eMedia. Following the acquisition, Mr. Stiles served as the Chief Executive Officer of eMedia.   Mr. Stiles has served on the board of directors of LA’s BEST, one of the United States’ largest after school programs, and on the boards of BritWeek and BAFTA LA, and has served as the Chairman of BAFTA LA since 2011.  Mr. Stiles was selected to serve on the board of directors due to his extensive business experience and knowledge of the entertainment industry.

Herb Willer, Chairman. Mr. Willer, 60, has served as the Chairman of Intertainment Media, Inc. since 2012 and as a Director and Committee Chair since 2006.  He has served on the board of directors of Mill Street Brewery since 2003, Pitchpoint Solutions Inc. since 2007, and Healthcare 365 Inc. since 2010. Mr. Willer has served on the advisory board for the TSX Venture Exchange since 2012, as Chairman of the pension committee of the Princess Margaret Hospital in Toronto since 2008 and as a member of the investment committee of the University Health Network of Toronto.  Mr. Willer is a Canadian Chartered Accountant and is the President and founder of HMW Capital Inc., a Canadian Limited Market Dealer primarily focused on private equity investments. He has served as the President of HMW Capital Inc. since 2005. From 2003 to 2006, Mr. Willer was a partner of Kingsdale Capital, a brokerage firm, and prior to 2002 Mr. Willer was a global partner with Arthur Andersen and headed its entrepreneurial practice group in Ontario. Mr. Willer was selected to serve on the board of directors due to his extensive experience with emerging and growth companies and his perspective as the Chairman of our largest controlling stockholder.

Steven Wayne Parsons, Director. Mr. Parsons, 52, has 24 years of experience in the investment business and founded Parsons Financial Consulting, a consulting company focused on the technology and mining sectors, in 2010 and has served as its president since its inception.  Mr. Parsons served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company from March 19, 2013 to March 28, 2013. Mr. Parsons has served on the board of directors of American Paramount Gold Corp., a company listed on the OTC Pink, since 2010 and also served as its President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary in 2010.  Prior to joining American Paramount Gold Corp., Mr. Parsons was a senior investment manager at National Bank Financial from 2003 through 2009.  Mr. Parsons was selected as our director because of his experience in the financial and technology industries.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

We acquired the certain rights under a Services Agreement dated March 21, 2013 between Intertainment Media, Inc. (“IMI”(, its subsidiaries, and the Company upon the closing of an asset purchase agreement among the parties.. Mr. Lucatch, our Chief Executive Officer and a director, and Mr. Willer, our Chairman, are board members and the Chief Executive Officer and Chairman, respectively, of IMI, Ortsbo's controlling stockholder, which may cause a conflict of interest.  Furthermore, Mr. McCannell, who became our Chief Financial Officer on July 22, 2013, is the Chief Financial Officer of IMI.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Meetings and Committees of the Board of Directors

Our Board of Directors held 4 formal meetings during the year ended May 31, 2014.

The Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Steven Wayne Parsons, who serves as Chairperson of the Audit Committee, Herb Willer and Neil Stiles. Our Board of Directors has determined that Mr. Willer qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the SARBANES-OXLEY Act of 2002. The Audit Committee meets four (4) times per year.

The Board of Directors has a separately designated Compensation Committee.

The members of our Compensation Committee are Steven Wayne Parsons, who serves as Chairperson of the Compensation Committee, Neil Stiles and Marc Saltzman.

The Board of Directors is responsible for all other committee activity, outside the Audit Committee and Compensation Committee.

We believe that the Board of Directors through its meetings can perform all of the duties and responsibilities which might be contemplated by additional committees.  As our business expands we anticipate forming other committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during the year ended May 31, 2014, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Ethics and Conduct that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics and Conduct is attwched to this filing as Exhibit 14.1. If we make substantive amendments to the Code of Ethics and Conduct or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation on November 3, 2010 until May 31, 2014, we have not paid any compensation to our executive officers in consideration for their services rendered to us in their capacity as such.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Yappn Corp during the year ended May 31, 2014, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2013. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended May 31, 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
David Lucatch,	2014	0	0	0	0	0	0	0	0
CEO	2013	0	0	0	0	0	0	0	0

Craig McCannell,	2014	0	0	0	0	0	0	0	0
CFO	2013	0	0	0	0	0	0	0	0

David Bercovitch, COO	2014	0	0	0	0	0	0	0	0

Employment Agreements

On June 1, 2014, we entered into an employment agreement with David Lucatch, our CEO, which has an indefinite term. Under the terms of this agreement, Mr. Lucatch will continue to serve as our Chief Executive Officer. Mr. Lucatch will receive a base salary of $190,000 per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. Lucatch will be entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits. The complete terms and conditions of Mr. Lucatch’s employment agreement are included in Exhibit 10.32 and attached to this filing.

Aside from Mr. Lucatch, we have no employment agreements with any of our other directors or executive officers as of August 29, 2014.

Outstanding Equity Awards as of May 31, 2013

On March 28, 2013, we adopted an equity incentive plan (the “2013 Incentive Plan”) pursuant to which 10,000,000 shares of our common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons. As of May 31, 2014, no shares of common stock have been issued under the 2013 Incentive Plan.

Outstanding Stock Awards at Year End

None.

Options Exercises and Stocks Vested

None.

Grants of Plan-Based Awards

None.

Non-Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity.

Since our incorporation on November 3, 2010 until May 31, 2014, we have not paid any compensation to our directors in consideration for their services rendered to our Company in their capacity as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of August 29, 2014 regarding the beneficial ownership of our common stock, based on 125,855,794 shares of common stock issued and outstanding by (i) each executive officer and director; (ii) all of our executive officers and directors as a group; and (iii) each person or entity who, to our knowledge, owns more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Yappn Corp., 1001 Avenue of the Americas, 11th Floor, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners
Intertainment Media, Inc. (2)(3)	70,000,000	55.62%
Ortsbo (2)	15,000,000	11.92%

Officers and Directors
David Lucatch (2)(3)	0	0
Craig McCannell (3)	0	0
David Bercovitch (3)	0	0
Steven Wayne Parsons (3)	0	0
Marc Saltzman (3)	0	0
Neil Stiles (3)	0	0
Herb Willer (3)	0	0
All executive officers and directors as a group (seven persons)(2)(3)	70,000,000	55.62%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of August 29, 2014. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of August 29, 2014 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	David Lucatch is the Chief Executive Officer of Intertainment Media, Inc., and, as such, has sole voting and investment power over the 70,000,000 shares of common stock held by Intertainment Media, Inc. Mr. Lucatch is also a Director of Ortsbo, Inc. Mr. Lucatch disclaims beneficial ownership and voting control over such shares of our common stock held by Ortsbo, Inc.

(3)	c/o Yappn Corp. 1001 Avenue of the Americas, 11th Floor, New York, NY 10018.

Description of securities

In March 2013, we filed an amended and restated certificate of incorporation to increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share

The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

Common stock

The holders of our Common Stock are entitled to one vote per share on all matters to be voted on by our stockholders, including the election of directors. Our stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board of directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to our board of directors.

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, and all shares being offered by this prospectus will be, fully paid and not liable to further calls or assessment by the Company.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001. The designations, rights, and preferences of such preferred stock are to be determined by the Board of Directors. Subsequently, 10,000,000 shares were designated as Series A Preferred Stock. The Series A Preferred Stock collectively has liquidation preference and the right to convert to one share of common stock for each share of preferred stock.

As of August 26, 2014, we have 2,010,000 shares of Series A Convertible Preferred Stock outstanding which are convertible into 2,010,000 shares of common stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Indemnification of directors and officers

Under the Nevada General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Nevada law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Nevada General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act of 1933 is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of our executive officers serves on the board of directors or compensation committee of another company that has any executive officer serving on our Board of Directors (or Board of Directors acting as the Compensation Committee).

No person who served on our Board of Directors (or Board of Directors acting as the Compensation Committee) had any relationship requiring disclosure under Item 404 of Regulation S-K.

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

In April and May 2013, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc., and prepaid for such services for the subsequent months.  The Company also prepaid expenses for the CEO, David Lucatch.  Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided.  Costs incurred by Intertainment Media, Inc. for third party purchases are invoiced at cost.  Related party fees incurred and paid under this arrangement totaled $233,400 for the year end May 31, 2013 and a remaining related party prepaid balance totaling $-0- and $80,518 existed as of May 31, 2014 and May 31, 2013, respectively.

For the year ended May 31, 2014, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc.  Related party fees incurred and paid and accrued under this arrangement totaled $1,610,715 for the year ended May 31, 2014 and a remaining related party liability balance totaling $145,316 existed as of May 31, 2014.

We presently utilize office space in New York, New York on a month to month basis and any fees are nominal and absorbed by Intertainment Media, Inc. with no repayment obligation.

On October 23, 2013, we entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property in exchange for 1,666,667 shares of our restricted common stock. On April 28, 2014 we exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock. Ortsbo is a wholly owned subsidiary of Intertainment Media, Inc. and David Lucatch, our CEO, is a Director of the Ortsbo.

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

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company’s current principal accountant, MNP, LLP, were as follows:

	Year Ended	Year Ended
	May 31,	May 31,
	2014	2013
Audit fees (1)	$48,150	$47,700
Audit related fees (2)	$39,987	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-

(1)	Audit Fees

The aggregate fees billed by our principal accountant, MNP, LLP, for the May 31, 2014 and May 31, 2013 audit of our annual financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2014 and May 31, 2013.

(2)	Audit-Related Fees

The aggregate fees billed by our principal accountants for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended May 31, 2014 and May 31, 2013.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, tax planning and tax preparation for the fiscal years ended May 31, 2014 and May 31, 2013.

(4)	All Other Fees

The aggregate fees billed for products and services provided by our principal accountants for the fiscal years ended May 31, 2014 and May 31, 2013, other than for audit fees and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

Consolidated Financial Statements

YAPPN CORP.

FORM 10-K

YEAR ENDED MAY 31, 2014

TABLE OF CONTENTS

Page
PART I
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of May 31, 2014 and 2013	F-3
	Consolidated Statements of Operations and Comprehensive Loss for the Years ended May 31, 2014 and 2013	F-4
	Consolidated Statements of Stockholders’ Deficit for the Years ended May 31, 2014 and 2013	F-5
	Consolidated Statements of Cash Flows for the Years ended May 31, 2014 and 2013	F-6

	Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Stockholders of Yappn Corp.

We have audited the accompanying consolidated balance sheets of Yappn Corp. (the "Company") (a development stage company) as of May 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended. Yappn Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the cumulative period from November 3, 2010 (Inception) through May 31, 2012 were audited by other auditors who expressed an opinion without reservation on those statements in their report September 13, 2012. Their report included an explanatory paragraph regarding going concern. Our opinion, in so far as it relates to the period from November 3, 2010 (Inception) through May 31, 2012, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Yappn Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yappn Corp. (a development stage company) as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from November 3, 2010 (Inception) to May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's experience of negative cash flows from operations and its dependency upon future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants Licensed Public Accountants

Toronto, Ontario August 25, 2014

ACCOUNTING › CONSULTING › TAX 701 EVANS AVENUE, 8TH FLOOR, TORONTO ON, M9C 1A3 P: 416.626.6000 F: 416.626.8650 MNP.ca

Yappn Corp.

(A Development Stage Company)

Consolidated Balance Sheets

		As of	As of
	Note	May 31, 2014	May 31, 2013
Assets
Current assets:
Cash		$988,692	$217,037
Prepaid development and related expenses - related party	13	-	80,518
Prepaid expenses		3,310	10,040
Total current assets		992,002	307,595

Total Assets		$992,002	$307,595

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$444,041	$114,532
Accrued expenses		141,176	84,561
Accrued development and related expenses - related party	13	145,316	-
Short term loans	5	477,311	-
Line of credit	6	800,000	-
Convertible promissory notes and debentures	7	100,846	-
Total current liabilities		2,108,690	199,093

Other liabilities:
Derivative preferred stock liability	10	-	3,479,862
Derivative warrant liability	10	2,531,282	4,050,278
Convertible promissory notes and debentures	7	2,406,329	-
Total Liabilities		7,046,301	7,729,233

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series "A" Convertible, 10,000,000 shares authorized; 2,010,000 and 7,710,000 shares issued and outstanding, respectively	9	201	-
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 125,855,794 and 100,000,000 issued and outstanding, respectively	8	12,586	10,000
Additional paid-in capital		4,071,022	64,997
Deficit accumulated during the developmental stage		(10,138,108)	(7,496,635)
Total Stockholders' Deficit		(6,054,299)	(7,421,638)
Total Liabilities And Stockholders' Deficit		$992,002	$307,595

See accompanying notes to the consolidated financial statements

Yappn Corporation

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

		For the year ended May 31,		From November 3, 2010 (Inception) through May 31,
	Note	2014	2013	2014

Revenues		$37,135	$-	$43,051

Cost of revenue		26,155	-	29,278

Gross profit		10,980	-	13,773

Operating expenses:
Marketing	13	585,272	15,465	601,160
Research and development expenses	13	1,375,112	197,275	1,572,387
General and administrative expenses	13	1,332,000	139,171	1,476,811
Professional fees		355,518	112,221	457,920
Consulting		442,933	120,221	624,703
Total operating expenses		4,090,835	584,353	4,732,981

Loss from operations		(4,079,855)	(584,353)	(4,719,208)

Other (income) expense:
Interest expense		110,611	1,000	111,611
Financing expense on issuance of derivative liabilities and convertible notes		4,737,726	6,461,700	11,199,427
Change in fair value of derivative liabilities and convertible notes		(6,318,613)	394,584	(5,924,029)
Miscellaneous expense		31,894	-	31,891
Total other (income) expense		(1,438,382)	6,857,284	5,418,900

Net loss before taxes		(2,641,473)	(7,441,637)	(10,138,108)

Provision for income taxes	12	-	-	-

Net loss and comprehensive loss		$(2,641,473)	$(7,441,637)	$(10,138,108)

Net loss per weighted-average shares common stock - basic and diluted		$(0.03)	$(0.06)

Weighted-average number of shares of common stock issued and outstanding - basic and diluted		102,414,173	134,931,507

See accompanying notes to the consolidated financial statements

Yappn Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

For the Periods from November 3, 2010 (Inception) through May 31, 2014

	Common		Preferred		Additional	Accumulated Deficit during the
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital	development stage	Total

Balance - November 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock - at par value ($0.0001)	112,500,000	11,250	-	-	(10,500)	-	750
Issuance of common stock - $0.0013 per share	30,000,000	3,000	-	-	37,000	-	40,000
Payment of stock issuance costs	-	-	-	-	(1,828)	-	(1,828)
Net loss for the period from inception to May 31, 2011	-	-	-	-	-	(18,392)	(18,392)
Balance - May 31, 2011	142,500,000	14,250	-	-	24,672	(18,392)	20,530

Net loss for the year ended May 31, 2012	-	-	-	-	-	(36,606)	(36,606)
Balance - May 31, 2012	142,500,000	14,250	-	-	24,672	(54,998)	(16,076)

Cancellation of common stock	(112,500,000)	(11,250)	-	-	11,250	-	-
Issuance of common stock for asset purchase	70,000,000	7,000	-	-	(7,000)	-	-
Forgiveness of officers & directors advances and liabilities assumed	-	-	-	-	36,075	-	36,075
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	7,710,000	-	-	-	-
Net loss for the year ended May 31, 2013	-	-	-	-	-	(7,441,637)	(7,441,637)
Balance - May 31, 2013	100,000,000	10,000	7,710,000	-	64,997	(7,496,635)	(7,421,638)

Issuance of common stock for consulting services	1,900,000	190	-	-	215,521	-	215,711
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	1,650,000	-	-	-	-
Issuance of common shares for licensing rights	1,666,667	167	-	-	133,166	-	133,333
Issuance of common shares for technology	13,333,333	1,333	-	-	(1,333)	-	-
Issuance of warrants classified as equity	-	-	-	-	2,609,256	-	2,609,256
Imputed interest on short term loan	-	-	-	-	27,799	-	27,799
Issuance of common shares on conversion of Series A Preferred shares	7,350,000	735	(7,350,000)	-	734,265	-	735,000
Issuance of common shares on conversion of convertible debt	1,605,794	161	-	-	86,552	-	86,713
Reclassification of preferred stock from derivative liability	-	-	-	201	200,799	-	201,000
Net loss for the year ended May 31, 2014	-	-	-	-	-	(2,641,473)	(2,641,473)
Balance - May 31, 2014	125,855,794	$12,586	2,010,000	$201	$4,071,022	$(10,138,108)	$(6,054,299)

See accompanying notes to the consolidated financial statements

Yappn Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year Ended May 31, 2014	For the year Ended May 31, 2013	From November 3, 2010 (Inception) through May 31, 2014

Cash Flows From Operating Activities:
Net loss and comprehensive loss	$(2,641,473)	$(7,441,637)	$(10,138,108)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	-	509	1,498
Change in fair value of derivative liabilities and convertible notes	(6,318,613)	394,584	(5,924,029)
Financing expense on issuance of derivative liabilities, convertible notes, and derivatives	4,876,118	6,398,592	11,280,480
Stock issuance for consulting services and licensing rights	349,044	-	349,044
Imputed interest expense on loan	27,799	-	27,799
Changes in operating assets and liabilities:
Prepaid development and related expenses - related party	80,518	(80,518)	-
Prepaid expenses	6,730	(10,040)	(3,310)
Accounts payable and accrued expenses	386,124	194,102	585,217
Accrued development and related expense - related party	145,316	-	145,316
Net Cash Used in Operating Activities	(3,088,437)	(544,408)	(3,676,093)

Cash Flows From Investing Activities:
Capital expenditures	-	-	(2,034)
Net Cash Used in Investing Activities	-	-	(2,034)

Cash Flows From Financing Activities:
Proceeds from notes, loans, and derivatives	3,695,092	-	3,695,092
Net advances from stockholders forgiven	-	4,686	11,045
Deferred revenue liability assumed by shareholders and directors	-	19,795	19,795
Net proceeds from the issuance of common stock	-	-	38,923
Proceeds from the issuance of preferred stock and warrants	165,000	771,000	936,000
Issuance costs of preferred stock and warrants	-	(34,036)	(34,036)
Net Cash Provided by Financing Activities	3,860,092	761,445	4,666,819

Net increase in cash	771,655	217,037	988,692
Cash, beginning of year	217,037	-	-
Cash, end of year	$988,692	$217,037	$988,692

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Forgiveness of Officer and Director Advances	$-	$36,075	$36,075
Common stock issued on conversion of convertible debt	$86,713	$-	$86,713
Common stock issued on conversion of preferred stock	$735,000	$-	$735,000
Reclassifications of derivative liabilities to additional paid in capital	$1,118,087	$-	$1,118,087
Payment of accrued expenses by Stockholders	$-	$4,771	$4,771
Common stock issued for consulting services and licensing right	$349,044	$-	$349,044
Cash Paid during the year for Interest	$20,532	$-	$20,532

See accompanying notes to the consolidated financial statements

YAPPN CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

Development Stage

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No 915, Development Stage Entities. A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue. Development-stage companies report cumulative costs from the enterprise’s inception.

Cash and Cash Equivalents

For purposes of reporting within the consolidated statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Marketing, Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $585,272 and $15,465 for the years ended May 31, 2014 and May 31, 2013, respectively, and $601,160 for the period from November 3, 2010 (inception) through May 31, 2014.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2014 the Company had outstanding 2,010,000 units of Series A Convertible Preferred Stock with a conversion feature to common stock at an exercise price of $0.10, five year warrants to purchase an additional 47,860,000 shares of common stock at a per share exercise price ranging from $0.054 to $0.22, and convertible notes and debentures that are convertible into 24,219,602 shares of common stock at the option of the holder based on the value of the debt host at the time of conversion with exercise prices ranging from $0.08 to $0.15. All of these issuances have a dilutive effect on earnings per share when the Company has net income for the period.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of ASC 740, “Accounting for Income Tax”. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the consolidated statements of operations and comprehensive income (loss). There have been no penalties nor interest related to unrecognized tax benefits reflected in the consolidated statements of operations and comprehensive loss for the years ended May 31, 2014 and May 31, 2013 and for the period of November 3, 2010 (inception) through May 31, 2014.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

The Company follows FASB (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. US GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy are described below:

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The warrants (Notes 9 and 10) and the convertible promissory notes and debentures (Note 7) are classified as Level 2 financial liabilities.

As of May 31, 2014 and May 31, 2013, the carrying value of accounts payable, accrued expenses, short term loans, accrued development and related expenses and line of credit approximated fair value due to the short-term nature of these instruments.

Fair Value of Derivative Instruments, Preferred Stock and Warrant

The Company entered into subscription agreements whereby it sold Units consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock. Both the preferred stock and the warrant initially had price protection provisions and when such provisions are present, the instruments are treated as liabilities rather than as equity instruments resulting from the variability caused by the favorable terms to the holders. The Series A Preferred Stock and the five year warrants provide the holder with full anti-dilution ratchet provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price. The Company also issued other five year warrants as part of subscription agreements that included convertible promissory notes, debentures and line of credit, some of which have similar price protection provisions that expire after twelve months. Upon expiration of the price protection, the instruments will be treated as an equity instrument. The Series A Preferred Stock ratchet provisions ended after twelve months and as such any unconverted preferred shares are no longer treated as a liability, but as an equity instrument.

When applicable, the instruments are measured at fair value using a binomial lattice valuation methodology and are included in the consolidated balance sheets as derivative liabilities. Both unrealized and realized gains and losses related to the derivatives are recorded based on the changes in the fair values and are reflected as a financing expenses on the consolidated statements of operations and comprehensive loss.

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

Fair Value of Convertible Promissory Notes

The Company has issued convertible promissory notes that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value. These instruments are measured at the greater of the present value of the note discounted at market rates or using a binomial lattice valuation methodology and are included in the consolidated balance sheets under the caption “convertible promissory notes and debentures”. Any unrealized and realized gains and losses related to the convertible promissory notes are recorded based on the changes in the fair values and are reflected as change in fair value of derivatives and convertible notes on the consolidated statements of operations and comprehensive loss.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses for the periods from November 3, 2010 (inception) through May 31, 2014.

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

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period classification. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations or financial position.

“Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statement of operations, cash flows and stockholder’s equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however easily adoption is permitted. The Company plans to adopt ASU 2014-10 for its financial statements for the year ended May 31, 2015.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has net losses for the period from November 3, 2010 (inception) to May 31, 2014 of $10,138,108.

As of May 31, 2014, the Company had a working capital deficit of $1,116,688. During the year ended May 31, 2014, net cash used in operating activities was $3,088,437. The Company expects to have similar cash needs for the next twelve month period. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives. During the year ended May 31, 2014, the Company has raised $3,860,093 through various financial instruments. Subsequent to the year ended May 31, 2014 the Company has raised an additional $669,697.

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

3. Concentration of Credit Risk

All of the Company’s revenues for the period from November 3, 2010 (inception) through May 31, 2014 are attributed to a small number of customers.

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

5. Short Term Loans

On February 28, 2013, the Company agreed to a 6% convertible promissory bridge loan in the aggregate principal amount of $200,000 to an accredited investor, with gross proceeds of $200,000. The transfer of the principal did not take place until March 28, 2013, at which time it was exchanged, along with implied accrued interest of $1,000, for the purchase of 4,010,000 Units of Series A Convertible Preferred Stock and attached warrants at a stated value of $0.10 per unit on that date (Note 9 and 10).

On July 10, 2013, the Company borrowed $336,000 (Canadian $350,000) from a private individual. The loan had a term of nine months and was interest free for the first 120 days and 1% per month for the remainder with a final bullet payment due at the end of the term. As a result of favorable terms to the Company, the fair value of the loan on inception was estimated at $309,313 using an imputed interest rate of 18%. On April 1, 2014 this note was amended and $100,000 of this note was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $1,000 par value, convertible into shares of the Company’s common stock and 1,000,000 issuable shares each under Series A and Series B warrants (Note 7). The loan remaining on April 1, 2014 of $236,000 had similar total interest charges as the original loan, but has a new maturity of July 10, 2014 and had a value of $220,159 on May 31, 2014.

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private individual. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. As of May 31, 2014, the value of the note was $257,152.

On January 9, 2014, the Company borrowed $271,200 (Canadian $300,000) from a private individual. The loan had an initial term of six weeks and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 5% or $13,500 (Canadian $15,000) was paid at inception. The loan was extended past its due date of February 24, 2014. The loan was fully repaid on May 8, 2014 including interest of $7,426.

Principal amounts	Bridge Loan	Nine Month Term Loan	Three Month Term Loan	Six Week Term Loan	Total
Borrowing on February 28, 2013	$200,000	$-	$-	$-	$200,000
Conversion on March 28, 2013	(200,000)	-	-	-	(200,000)
Fair value at May 31, 2013	-	-	-	-	-
Borrowing on July 10, 2013	-	336,000	-	-	336,000
Borrowing on January 7, 2014	-	-	253,200	-	253,200
Borrowing on January 9, 2014	-	-	-	271,200	271,200
Total	-	336,000	253,200	271,200	860,400
Fair value adjustments and accrued interest	-	(15,841)	3,952	-	(11,889)
Repayments	-	-	-	(271,200)	(271,200)
Conversions	-	(100,000)	-	-	(100,000)
Fair value at May 31, 2014	$-	$220,159	$257,152	$-	$477,311

6. Line of Credit - Loan Agreement and Promissory Note

On March 26, 2014, the Company received an advance in the amount of $150,000 on a loan agreement and promissory note, finalized on April 7, 2014, whereby the Company can borrow up to $3,000,000 from a third party lender. The loan agreement is for an initial two year term subject to the lender’s right to demand repayment of the outstanding balance. It carried a one-time arrangement fee of $60,000 recognized as a financing expense at origination, carries an interest rate of 12% per annum and a 1% draw down fee on each draw. Pursuant to the loan agreement, the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10. Upon the Company’s first draw down of $200,000 from the line of credit, 2,000,000 five year warrants vest. For each subsequent $100,000 the Company draws, 1,000,000 five year warrants will vest until the maximum of 8,000,000 warrants are vested. The common shares that are issuable on the exercise of warrants will be granted registration rights, allowing the shares to be sold, once registration occurs. In addition, the Company entered into a general security agreement with the lender to which it granted the lender a first position security interest in all of its assets and in the event of default under the security agreement or the promissory note, the lender may foreclose on the assets of the Company.

At May 31, 2014 and since March 26, 2014, the Company borrowed $800,000 from the lender without any repayments and the 8,000,000 warrants previously issued to the lender on April 7, 2014 are fully vested. The warrants are valued at $1,495,200 and are reflected as a financing expense and reported on the Company’s consolidated statements of operations and comprehensive loss below operating income as an “other expense”.

7. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of common stock to be issued in accordance with conversion price protection clauses, the Company has recorded these instruments as liabilities at fair value. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of the commitment date and May 31, 2014.

The following is a summary of the convertible notes and debentures as of May 31, 2014:

Principal amounts:	Asher Enterprises Notes	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Borrowing on October 9, 2013	$78,500	$-	$-	$-	$78,500
Borrowing on November 15, 2013	-	65,000	-	-	65,000
Borrowing on December 12, 2013	42,500	-	-	-	42,500
Borrowing on February 21, 2014	-	40,000	-	-	40,000
Borrowing on December 17, 2013	-	-	-	50,000	50,000
Borrowing on January 29, 2014	-	-	395,000	-	395,000
Borrowing on February 27, 2014	-	-	305,000	-	305,000
Borrowing on April 1, 2014	-	-	469,000	-	469,000
Borrowing on April 16, 2014	-	40,000	-	-	40,000
Borrowing on April 23, 2014	-	-	50,000	-	50,000
Borrowing on May 30, 2014	-	-	1,000,000	-	1,000,000
Total	$121,000	$145,000	$2,219,000	$50,000	$2,535,000

Convertible notes and debt at fair value at commitment date	$141,805	$295,111	$2,086,720	$49,421	$2,573,057
Change in fair value	(36,226)	(100,968)	177,420	10,449	50,675
Repayments	(64,603)	-	-	-	(64,603)
Conversions to common stock	-	(51,954)	-	-	(51,954)
Convertible notes and debt at fair value at May 31, 2014	$40,976	$142,189	$2,264,140	$59,870	$2,507,175

Current	$40,976	$-	$-	$59,870	$100,846
Long term	-	142,189	2,264,140	-	2,406,329
	$40,976	$142,189	$2,264,140	$59,870	$2,507,175

Asher Enterprises, Inc.

On October 9, 2013 the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $78,500 pursuant to a Securities Purchase Agreement, which was executed on October 9, 2013. The 8% Convertible Note has a stated maturity date of July 2, 2014 and had an interest rate of 8% per annum until it becomes due. On March 28, 2014, the Company paid approximately $109,000 to settle in full the outstanding balance of $78,500, a prepayment fee and related interest on the Convertible Note.

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

The 8% Convertible Note may be converted into common stock of the Company at any time beginning on the 180th day of the date from issuance. However, it shall not be converted if the conversion would result in beneficial ownership by the holder and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder with not less than 61 days’ prior notice to the Company. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date. Subsequent to May 31, 2014, the Note was repaid (Note 14).

Accounting allocation of initial proceeds:	October 9, 2013		December 12, 2013
Gross proceeds		$78,500	$42,500
Fair value of promissory notes		(100,234)	(41,571)
Financing expense (gain) on the issuance of promissory notes		$21,734	$(929)

Key inputs to determine the fair value at the commitment date:
Stock price		$0.09	$0.06
Current exercise price		$0.07	$0.04
Time to expiration – days		266	268
Risk free interest rate		.11%	.08%
Estimated volatility		150%	150%
Dividend		-	-

Key inputs to determine the fair value at May 31, 2014:
Stock price	$	N/A	$0.16
Current exercise price	$	N/A	$0.09
Time to expiration – days		N/A	98
Risk free interest rate		N/A %	.06%
Estimated volatility		N/A %	150%
Dividend		N/A	-

JMJ Financial

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor and forms part of the amount qualifying for conversion. On November 15, 2013, the Company borrowed $65,000 against the Note. The agreement was amended on February 21, 2014 and applies retroactively to the date of issuance. The Convertible Promissory Note is due two years from the effective date of each payment. It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount. The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note. After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval. After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $0.10 per share or 60% of the lowest trade price in the 25 days prior to conversion. The note has piggyback registration rights with respect to the shares into which the note is convertible. On February 21, 2014 the Company borrowed an additional $40,000 against the Note and on April 16, 2014 the Company borrowed an additional $40,000 against the Note. During May of 2014, JMJ Financial elected to convert the $65,000 principal, original issue discount, due diligence fees and interest accrued in exchange for 1,605,794 common shares (Note 8). As of May 31, 2014, the principal borrowing remaining under this agreement was $80,000, with a fair value of $142,189.

Accounting allocation of initial proceeds:	November 15, 2013		February 21, 2014	April 16, 2014
Gross proceeds		$65,000	$40,000	$40,000
Fair value of promissory notes		(142,812)	(54,286)	(98,014)
Financing expense on the issuance of promissory notes		$77,812	$14,286	$58,014

Key inputs to determine the fair value at the commitment date:
Stock price		$0.07	$0.05	$0.14
Current exercise price		$0.05	$0.03	$0.05
Time to expiration – days		730	632	578
Risk free interest rate		.11%	.08%	.37%
Estimated volatility		150%	150%	150%
Dividend		-	-	-

Key inputs to determine the fair value at May 31, 2014:
Stock price	$	N/A	$0.16	$0.16
Current exercise price	$	N/A	$0.08	$0.08
Time to expiration – days		N/A	533	533
Risk free interest rate		N/A %	.37%	.37%
Estimated volatility		N/A %	150%	150%
Dividend		N/A	-	-

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014 the Company issued 395, 305 and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series A Warrant) at an exercise price of $0.15; and, (iii) a warrant entitling the holder thereof to purchase 10,000 share of common stock (individually Series B Warrant) at an exercise price of $0.20. The purchase price for each unit is $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private individual (Note 5).

The Notes mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10. Under the subscription agreement, the Company has granted price protections provisions that provide the holder of Series A warrants with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.15 for a period of twelve months from issuance. The Company determined the warrants issued to the Line of Credit lenders (Note 6) qualified as a breach of this covenant, therefore all Series A warrants were re-priced to a $0.10 exercise price with the adjustment reflected as a change in the fair value. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.

As some of the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivative instruments for accounting purposes and reported on the Company’s consolidated statements of operations and comprehensive loss below the operating income as an “other expense”.

Accounting allocation of initial proceeds:	January 29, 2014	February 27, 2014	April 1, 2014
Gross proceeds	$395,000	$305,000	$469,000
Fair value of the convertible promissory notes	(320,787)	(247,696)	(665,511)
Derivative warrant liability fair value – Series A (Note 10)	(161,950)	(125,050)	(776,664)
Financing expense on the issuance of instruments	$87,737	$67,746	$973,175

Key inputs to determine the fair value at the commitment date:
Stock price	$0.05	$0.05	$0.18
Current exercise price – promissory notes	$0.10	$0.10	$0.10
Current exercise price – Series A warrants	$0.15	$0.15	$0.15
Time to expiration – days (promissory notes)	732	731	731
Time to expiration – days (warrants)	1,826	1,826	1,826
Risk free interest rate (promissory notes)	.32%	.32%	.32%
Risk free interest rate (warrants)	1.52%	1.51%	1.74%
Estimated volatility	150%	150%	150%
Dividend	-	-	-
Market interest rate for the company	18%	18%	18%

Key inputs to determine the fair value of the promissory notes at May 31, 2014:
Stock price	$0.16	$0.16	$0.16
Current exercise price	$0.10	$0.10	$0.10
Time to expiration – days	610	638	671
Risk free interest rate	.37%	.37%	.37%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

Convertible Debentures with Series C Warrants

On April 23, 2014 the Company authorized and issued 50 Units for $50,000 to a private investor. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that mature on April 23, 2016; and (ii) a warrant entitling the holder thereof to purchase 333,333 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on April 23, 2019.

On May 30, 2014 the Company authorized and issued 1,000 Units for $1,000,000 to Array Capital Corporation. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that matures on May 30, 2016; and (ii) a warrant entitling the holder thereof to purchase 6,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on May 30, 2019.

The debentures mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.15. The warrants may be exercised in whole or in part.

Accounting allocation of initial proceeds:	April 23, 2014	May 30, 2014
Gross proceeds	$50,000	$1,000,000
Fair value of the convertible debentures	(40,605)	(812,121)
Fair value of warrants	(9,395)	(187,879)
Financing expense on the issuance of derivative instruments	$-	$-

Key inputs to determine the fair value at the commitment date:
Stock price	$0.15	$0.16
Current exercise price	$0.15	$0.15
Time to expiration – days	731	731
Risk free interest rate	.37%	.37%
Estimated volatility	150%	150%
Dividend	-	-
Market rate for the company	18%	18%

Key inputs to determine the fair value of the convertible debentures at May 31, 2014:
Stock price	$0.16	$0.16
Current exercise price	$0.15	$0.15
Time to expiration – days	693	730
Risk free interest rate	.37%	.37%
Estimated volatility	150%	150%
Dividend	-	-
Market rate for the company	18%	18%

Other

On December 17, 2013, the Company sold two 8% convertible promissory notes in the amount of $25,000 each to independent accredited investors for a total of $50,000. After deductions for banking fees of $2,500 and legal expenses of $1,500 for each note, the Company received $21,000 for each note for a total of $42,000. The notes mature on September 13, 2014. Each note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average prices of the lowest two closing prices on the 10 days prior to conversion pursuant to the requirements of the note. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 24% per annum. Subsequent to May 31, 2014 these Notes were repaid (Note 14).

Accounting allocation of initial proceeds:	December 17, 2013
Gross proceeds	$50,000
Fair value of the convertible promissory notes	(49,421)
Financing expense (gain) on the issuance of convertible promissory notes	$(579)

Key inputs to determine the fair value at the commitment date:
Stock price	$0.05
Current exercise price	$0.03
Time to expiration – days	270
Risk free interest rate	.09%
Estimated volatility	150%
Dividend	-

Key inputs to determine the fair value at May 31, 2014:
Stock price	$0.16
Current exercise price	$0.08
Time to expiration – days	105
Risk free interest rate	.06%
Estimated volatility	150%
Dividend	-

8. Common Stock

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

On June 24, 2013, the Company issued and transferred 300,000 shares of common stock, valued at $42,000 in exchange for business consulting services. The Company issued an additional 300,000 shares of common stock, valued at $33,000, in exchange for business consulting services over the period ended May 31, 2014.

On May 9, 2014, the Company issued 700,000 shares of common stock, with a value of $101,711 to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations; 300,000 share of common stock, valued at $24,000, in part compensation to a provider of strategic consulting services; and 300,000 shares of common stock to consulting firms, valued at $15,000, as compensation for services.

On May 9, 2014 the Company issued 1,666,667 shares of common stock, valued at $133,333, to Ortsbo for amending the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and to issue the Company the right to purchase a copy of the source code for $2,000,000. On April 28, 2014 the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of common stock. Although the common shares had a fair value of $2,000,000 at the date of the exchange, the transaction was ascribed a value of $Nil as described in Note 13. To complete the transactions 15,000,000 shares of common stock were issued on May 9, 2014.

On May 16, 2014 and May 19, 2014, the Company issued 400,000 and 1,205,794 shares to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $65,000 dated November 15, 2013 (Note 7).

From April 9, 2014 through May 23, 2014, various holders of convertible preferred stock exercised their right to convert to common stock. A total of 7,350,000 shares of preferred were converted into common stock (Note 9).

9. Preferred Stock and Warrants

Series A Preferred Stock

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

Subscription Agreement with Series A Preferred Shares and warrants

On March 28, 2013, May 31, 2013 and June 7, 2013 the Company sold an aggregate of 9,360,000 Units at a per unit price of $0.10 on a private placement basis to certain investors for an aggregate $936,000 in cash proceeds including the conversion of $201,000 from the bridge loan (Note 5). Each Unit consisted of (i) one share of the Series A Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of our common stock; and (ii) a five year warrant to purchase an additional share of the Company’s common stock at a per share exercise price of $0.10. Due to the issuance of common stock to JMJ Financial (Note 7) the May 31, 2013 and June 7, 2013 warrants were re-priced to $0.054. The March 28, 2013 warrants were not re-priced because the one year price protection provision expired before the issuance of the common shares to JMJ Financial.

Accounting allocation of initial proceeds:	March 28, 2013	May 31, 2013	June 7, 2013
Gross proceeds	$401,000	$370,000	$165,000
Derivative preferred stock liability fair value	(1,610,015)	(1,670,550)	(1,025,475)
Derivative warrant liability fair value	(1,909,161)	(1,945,830)	(1,146,915)
Financing expense on the issuance of derivative instruments	$3,118,176	$3,246,380	$2,007,390

The key inputs used in the determination of fair value of the Series A Preferred Stock and warrants at the commitment date:
Stock price	$0.50	$0.55	$0.72
Current exercise price	$0.10	$0.10	$0.10
Time to expiration – days (preferred stock)	365	365	365
Time to expiration – days (warrants)	1,826	1,826	1,826
Risk free interest rate	1.48%	1.48%	1.48%
Estimated volatility (preferred stock)	100%	100%	100%
Estimated volatility (warrants)	150%	150%	150%
Dividend	-	-	-

In connection with a portion of the private placement on May 31, 2013, the broker was eligible for 120,000 warrants having the same full ratchet anti-dilution provisions as the other warrants, as part of the broker’s commission.

The following table reflects the preferred stock activity for the period of June 1, 2012 to May 31, 2014:

Preferred Stock
Outstanding as of June 1, 2012	-
Issued on March 28, 2013	4,010,000
Issued on May 31, 2013	3,700,000
Exercised and expired	-
Total – as of May 31, 2013	7,710,000
Issued on June 7, 2013	1,650,000
Conversion of preferred stock into common stock	(7,350,000)
Total – as of May 31, 2014	2,010,000

As of May 31, 2014, 7,350,000 shares of Series A Preferred Stock were exchanged for 7,350,000 shares of common stock, at a conversion value of $735,000. As a result of the price protection being removed after one year, the remaining 2,010,000 preferred shares were reclassified on the consolidated balance sheet from a derivative preferred share liability to stockholders’ equity at a value of $201,000 (Note 10).

At May 31, 2013, as a result of the twelve month price protection provisions in the subscription agreement, the Company recognized its preferred stock in its consolidated balance sheet as a derivative liability. The calculation methodologies for the fair values of the derivative preferred stock liability for the year ended May 31, 2014 are described in Note 10 – Derivative Preferred Stock and Warrant Liabilities.

Warrants

Subscription Agreement with Series A Preferred Shares

The Company issued 9,360,000 five year warrants as part of a Unit under subscription agreements that included Series A preferred shares with full ratchet anti-dilution provisions. The price protection provision were effective for twelve months from date of issuance.

On March 29, 2014, the price protection provisions expired on 4,010,000 shares issuable under warrants and the fair value of $917,087 was reclassified from a derivative liability to equity. As of May 31, 2014, the remaining shares issuable under warrants of 3,700,000 and 1,650,000 with issuance dates of May 31, 2013 and June 7, 2013, respectively were still reflected as a derivative liability and were re-priced to $0.054. However, subsequent to May 31, 2014 with the price provisions expired, they were reclassified from derivative liability to equity.

On November 15, 2013, the Company issued 120,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, to a broker as compensation for a portion of the private placement made on May 31, 2013 for these Units. These warrants were estimated using the same valuation techniques and at a value of $9,636.

Series A, B and C Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014 the Company issued 395 Series A and Series B warrants, 305 Series A and Series B warrants, and 469 Series A and Series B warrants, respectively, with unsecured 6% convertible promissory notes (Note 7), as part of the defined Unit under the subscription agreements on those respective dates. Each Series A warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.10 per share after the re-pricing of the instruments took place. Each Series B warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.20 per share.

The Series A and Series B warrants permit cashless exercise beginning with the effective date unless and until a registration statement covering the resale of the shares underlying the warrants is effective with the Commission. The Series A warrants, for a period of twelve months from the original date of issuance, provide full ratchet price protection provisions and as such are treated as a derivative liability at the commitment date and until such provisions expire. The Series B warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter. Both the Series A and Series B warrants have a five year life.

On April 23, 2014 and May 30, 2014, the Company authorized and issued Series C warrants to acquire 333,333 and 6,666,667 shares of common stock, respectively, to accredited investors with unsecured 6% convertible debentures as part of a defined Unit under the subscription agreements for those respective dates. The Series C warrants entitle the holder thereof to purchase shares of common stock at a purchase price of $0.22 per share and have a five year life. The Series C warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter.

Line of Credit Arrangement

Pursuant to the loan agreement and promissory note entered on April 7, 2014 (Note 6), the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10.

The following is a summary of warrants issued, exercised and expired through May 31, 2014:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	4,010,000	$0.10	March 28, 2018
Issued on May 31, 2013	3,700,000	$0.054	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	7,710,000	-	-
Issued on June 7, 2013	1,650,000	$0.054	June 7, 2018
Issued on November 15, 2013	120,000	$0.10	November 15, 2018
Issued Series A warrants on January 29, 2014	3,950,000	$0.10	January 29, 2019
Issued Series B warrants on January 29, 2014	3,950,000	$0.20	January 29, 2019
Issued Series A warrants on February 27, 2014	3,050,000	$0.10	February 27, 2019
Issued Series B warrants on February 27, 2014	3,050,000	$0.20	February 27, 2019
Issued Series A warrants on April 1, 2014	4,690,000	$0.10	April 1, 2019
Issued Series B warrants on April 1, 2014	4,690,000	$0.20	April 1, 2019
Issued to Lender – Line of Credit	8,000,000	$0.10	April 7, 2019
Issued Series C warrants on April 23, 2014	333,333	$0.22	April 23, 2019
Issued Series C warrants on May 30, 2014	6,666,667	$0.22	May 30, 2019
Total – as of May 31, 2014	47,860,000

The outstanding warrants at May 31, 2014 and May 31, 2013 have a weighted average exercise price of approximately $0.16 and $0.08 per share, respectively, and have an approximate weighted average remaining life of 4.7 and 4.9 years, respectively.

The price protection provisions of those warrants issued as part of the Series A Preferred Stock subscription prior to May 31, 2013, have expired and, as such, the instruments issued on March 28, 2013 are now recognized as equity instruments. The Series B warrants, Series C warrants, and warrants associated with the Line of Credit arrangement do not provide the holder any price protection, and as there is no variability in the determination of common stock, these warrants are also reflected as equity instruments.

The following table is a summary of those warrants that are reflected in equity as of the year ended May 31, 2014:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	4,010,000	$917,087
Issued Series B warrants on January 29, 2014	3,950,000	-
Issued Series B warrants on February 27, 2014	3,050,000	-
Issued Series B warrants on April 1, 2014	4,690,000	-
Issued to Loan Agreement - Credit Line	8,000,000	1,495,200
Issued Series C warrants on April 23, 2014	333,333	9,395
Issued Series C warrants on May 30, 2014	6,666,667	187,574
Total – as of May 31, 2014	30,700,000	$2,609,256

For those warrants with price protection provisions, the calculation methodologies for the fair values of the derivative warrant liability are described in Note 10 – Derivative Preferred Stock and Warrant Liabilities.

10. Derivative Preferred Stock and Warrant Liabilities

For the years ended May 31, 2014 and May 31, 2013, the Company has Series A preferred stock and warrants outstanding with price protection provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.10. Simultaneously, with any reduction to the exercise price, additional preferred shares will be issued in direct correlation to a reduction in the exercise price and the conversion price of the warrants will be decreased to the new price. The price protection on the preferred shares was for a twelve month period from date of issuance, while the price protection on the warrants varies based on the individual warrant instruments issued with some having twelve months and others with no protection.

The Company has determined its derivative preferred stock liability and its derivative warrant liability to be Level 2 fair value measurements and has used the binominal lattice pricing model to calculate the fair value as of May 31, 2014 and May 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Accounting for Derivative Preferred Stock Liability

The Company’s derivative preferred stock instruments have been measured at fair value at May 31, 2014 and May 31, 2013 using the binomial lattice model. As of May 31, 2014, as a result of the expiration of the price protection provision on the preferred shares outstanding, any outstanding preferred stock has been reclassified to equity. The Company recognizes all of its preferred stock with price protection in its consolidated balance sheet as a liability. The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative preferred stock liability have no effect on the Company’s consolidated cash flows.

The following is a summary of the derivative preferred stock liability from June 1, 2012 through May 31, 2014:

	Value	Number of Preferred Stock Units
Balance as of June 1, 2012	$-	-
Preferred stock issued March 28, 2013	1,610,015	4,010,000
Preferred stock issued May 31, 2013	1,670,550	3,700,000
Increase in fair value of derivative preferred stock liability	199,297	-
Balance as of May 31, 2013	3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Decrease in fair value of derivative preferred stock liability	(3,569,337)	-
Conversion into common stock	(735,000)	(7,350,000)
Transfer value of preferred stock to equity	(201,000)	(2,010,000)
Balance as of May 31, 2014	$-	-

The revaluation of the preferred stock at each reporting period resulted in the recognition of a gain of $3,569,337 within the Company’s consolidated statements of operations and comprehensive loss for the year ended May 31, 2014 and is included in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities and convertible notes”. As the price protection provisions for the remaining 2,010,000 outstanding preferred stock expired as of May 31, 2014 the value of $201,000 was reclassified from a derivative preferred stock liability to equity. The fair value of derivative preferred stock at May 31, 2014 and May 31, 2013 was $0 and $3,479,862, respectively, which is reported on the consolidated balance sheets under the caption “Derivative preferred stock liability”.

Fair Value Assumptions Used in Accounting for Derivative Preferred Stock Liability

The key inputs used in the determination of fair value at May 31, 2013:

Stock price	$0.55
Current exercise price	$0.10
Time to expiration - days	301 and 365
Risk free interest rate	1.48%
Estimated volatility	100%
Dividend	-

At May 31, 2014, there were no longer any Series A preferred stock shares that had price protection provisions. The remaining shares were reclassified to equity at the fair value rate of $0.10 per common share (Note 9).

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments with price protection provisions have been measured at fair value at May 31, 2014 and May 31, 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection provisions in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The following is a summary of the derivative warrant liability from June 1, 2012 through May 31, 2014:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2012	-	$-
Warrants issued March 28, 2013	4,010,000	1,909,161
Warrants issued May 31, 2013	3,700,000	1,945,830
Increase in fair value of derivative warrant liability	-	195,287
Balance as of May 31, 2013	7,710,000	4,050,278
Warrants issued June 7, 2013	1,650,000	1,146,915
Warrants issued November 15, 2013	120,000	9,636
Series A warrants issued on January 29, 2014	3,950,000	161,950
Series A warrants issued on February 27, 2014	3,050,000	125,050
Series A warrants issued on April 1, 2014	4,690,000	776,664
Warrants reclassified to equity (warrants issued March 28, 2013)	(4,010,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Total – as of May 31, 2014	17,160,000	$2,531,282

The revaluation of the warrants at each reporting period resulted in the recognition of a gain of $2,822,124 within the Company’s consolidated statements of operations and comprehensive loss for the year ended May 31, 2014 (2013 - $195,287), and is included in the consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants at May 31, 2014 and May 31, 2013 was $2,531,282 and $4,050,278, respectively, which is reported on the consolidated balance sheets under the caption “Derivative warrant liability”.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

Warrants under Subscription Agreement with Series A Preferred Shares

The warrants, issued as part of a Unit with the Series A preferred shares, have price protection provisions that expire twelve months from the date of issue (Note 9).

The key inputs used in the determination of fair value at May 31, 2014 and 2013:

	May 31, 2014	May 31, 2013
Stock price	$0.16	$0.55
Current exercise price	$0.054	$0.10
Time to expiration – days (range)	1,461 - 1,468	1,762 – 1,826
Risk free interest rate	1.54%	1.48%
Estimated volatility	150%	150%
Dividend	-	-

The key inputs used in the May 31, 2014 and November 15, 2013 issuance of 120,000 warrants for determination of fair value calculations were as follows:

	May 31, 2014	November 15, 2013
Stock price	$0.16	$0.08
Current exercise price	$0.10	$0.10
Time to expiration - days	1,629	1,826
Risk free interest rate	1.54%	1.37%
Estimated volatility	150%	150%
Dividend	-	-

Series A Warrants

The Series A warrants, issued as part of a Unit including convertible debt, have price protection provisions that expire twelve months from the date of issue (Note 7).

The key inputs used in the determination of fair value of the Series A warrants at the commitment date and reporting period:

	January 29, 2014	February 27, 2014	April 1, 2014	May 31, 2014
Warrants – Series A (issuable under warrant)	3,950,000	3,050,000	4,690,000	11,690,000

Stock price	$0.05	$0.05	$0.18	$0.16
Current exercise price	$0.15	$0.15	$0.15	$0.10
Time to expiration – days (range)	1,826	1,826	1,826	1,704 - 1,766
Risk free interest rate	0.32%	.32%	1.30%	1.54%
Estimated volatility	150%	150%	150%	150%
Dividend	-	-	-	-

11. Employee Benefit and Incentive Plans

On March 28, 2013, the Company adopted an equity incentive plan pursuant to which 10,000,000 shares of common stock may be issued as incentive awards to officers, directors, employees, consultants and other qualified persons. As of May 31, 2014 and May 31, 2013 no shares have been issued under this plan.

12. Income Taxes

The provision for income taxes for the year ended May 31, 2014 and May 31, 2013 consisted of the following:

	May 31, 2014	May 31, 2013
Current	$-	$-
Deferred	1,477,825	217,336
Change in valuation allowance	(1,477,825)	(217,336)
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	May 31, 2014	May 31, 2013
Income tax at statutory rate	35.00%	35.00%
Permanent difference	21.00	(32.00)
Change in valuation allowance	(56.00)	(3.00)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of May 31, 2014 and May 31, 2013 are as follows:

	May 31, 2014	May 31, 2013
Net operating losses	$1,713,860	$236,035
Less: valuation allowance	(1,713,860)	(236,035)
Net deferred tax asset	$-	$-

As of May 31, 2014 and May 31, 2013 the Company had a net operating loss carry-forward of approximately $4,896,744 and $674,387, respectively, which may be used to offset future taxable income and begins to expire in 2033.

13. Related Party Balances and Transactions

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

On October 23, 2013, the Company and Ortsbo, entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 1,666,667 shares of restricted common stock of the Company. The shares were valued at the market price on the date of the agreement for a value of $133,333 (Note 8). On April 28, 2014 the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at nil on the consolidated balance sheet. As of May 31, 2014, Ortsbo holds 15,000,000 restricted common stock shares of the Company.

In April and May 2013, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc., and prepaid for such services for the subsequent months. The Company also prepaid expenses for the CEO, David Lucatch. Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. for third party purchases are invoiced at cost. Related party fees incurred and paid under this arrangement totaled $233,400 for the year end May 31, 2013 and a remaining related party prepaid balance totaling $-0- and $80,518 existed as of May 31, 2014 and May 31, 2013, respectively.

For the year ended May 31, 2014, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc. Related party fees incurred and paid and accrued under this arrangement totaled $1,668,930 for the year ended May 31, 2014 and a remaining related party liability balance totaling $145,316 existed as of May 31, 2014.

The Company issued 500,000 shares of common stock, valued at $75,000, to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations. The Company has reflected this transaction in stockholder’s equity as a subscription of the common stock and established a receivable in the amount of $75,000 due from Intertainment Media, Inc. which is offset against the a related party liability on the balance sheet.

14. Subsequent Events

On June 2, 2014, the Company repaid $200,000 of the outstanding demand line of credit under the April 7, 2014 loan agreement and promissory note. The Company borrowed $100,000 under this agreement on June 16, 2014 and another $250,000 on August 25, 2014.

On June 10, 2014, the Company paid $59,051 to settle in full the outstanding balance of $42,500, prepayment fee and related interest on the 8% Convertible Note to Asher Enterprises dated December 12, 2013.

On June 12th the Company repaid $152,000 CDN ($142,056 USD) against the loan originated on January 7th 2014 as described in Note 5.

On June 13, 2014, the Company separately paid $38,000 each, including prepayment fee and related interest, to settle in full the outstanding balance of two $25,000 8% convertible promissory notes dated December 17, 2013 to two independent accredited investors.

The Company authorized and issued two separate issues of 125 Units on June 27, 2014. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $100,000 in the loan originated on January 7, 2014 as described in Note 7. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock that mature on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019.

In addition, the Company received $125,000 from various subscribers comprising 125 units with the same definition above during August 2014. The Series C warrants at a purchase price of $0.22 per share in connection with these subscriptions totaled 833,333.

On July 17, 2014 the Company borrowed $110,000 CDN ($100,915 USD) in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month.

On July 23, 2014, the Company borrowed $53,750 CDN ($50,234 USD) in the form of a bridge loan with combined loan and interest fees of $6,250 CDN (5,841 USD). This loan and the fees were repaid on August 5, 2014.

On August 4, 2014, the Company borrowed $100,000 CDN ($93,458 USD) in the form of a bridge loan with combined loan and interest of $3,500, due of August 14, 2014. The Company repaid $25,000 of this note on August 25, 2014.

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)
10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014.*
14.1	Code of Ethics and Conduct *
21.1	List of Subsidiaries (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRLTaxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

43

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2013.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 3, 2013.

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

(9) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2014.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2014.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2014.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

(14) Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2013.

*   Filed herewith.

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAPPN CORP.

Date: August 29, 2014	By:	/s/ David Lucatch
David Lucatch
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 29, 2014	By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lucatch	Chief Executive Officer and Director	August 29, 2014
David Lucatch	(Principal Executive Officer)

/s/ Craig McCannell	Chief Financial Officer	August 29, 2014
Craig McCannell	(Principal Financial Officer and Accounting Officer)

/s/ Marc Saltzman	Director	August 29, 2014
Marc Saltzman

/s/ Neil Stiles	Director	August 29, 2014
Neil Stiles

/s/ Herb Willer	Chairman of the Board and Director	August 29, 2014
Herb Willer

/s/ Steven Wayne Parsons	Director	August 29, 2014
Steven Wayne Parsons

45