Form 10-Q
period 2014-08-31
YAPPN CORP.
filed 2014-10-15
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 2014

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

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

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

There were 127,617,498 shares outstanding of registrant’s common stock, par value $0.001 per share, as of October 14, 2014.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

PART I

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

YAPPN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		As of	As of
	Note	August 31, 2014	May 31, 2014
Assets
Current assets:
Cash		$45,303	$988,692
Prepaid expenses		236,996	3,310
Total current assets		282,299	992,002

Equipment, net		1,620	-

Total Assets		$283,919	$992,002

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$576,565	$444,041
Accrued expenses		250,750	141,176
Accrued development and related expenses - related party	11	20,948	145,316
Short term loans	4	495,905	477,311
Line of credit	5	950,000	800,000
Convertible promissory notes and debentures	6	-	100,846
Total current liabilities		2,294,168	2,108,690

Other liabilities:
Derivative warrant liability	9	1,283,113	2,531,282
Convertible promissory notes and debentures	6	2,208,400	2,406,329
Total Liabilities		5,785,681	7,046,301

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series 'A' Convertible, 10,000,000 shares authorized; 2,010,000 shares issued and outstanding	8	201	201
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
125,855,794 issued and outstanding	7	12,586	12,586
Additional paid-in capital		5,350,570	4,071,022
Deficit		(10,865,119)	(10,138,108)
Total Stockholders' Deficit		(5,501,762)	(6,054,299)
Total Liabilities And Stockholders' Deficit		$283,919	$992,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the three	For the three
		Months ended	Months ended
	Note	August 31, 2014	August 31, 2013

Revenues		$-	$5,760

Cost of revenue		-	3,543

Gross profit		-	2,217

Operating expenses:
Marketing	11	283,434	122,774
Research and development expenses	11	320,977	338,176
General and administrative expenses	11	320,177	194,621
Professional fees		36,877	105,835
Consulting		104,500	297,269
Amortization		58	-
Stock based compensation		524,349	-
Total operating expenses		1,590,372	1,058,675

Loss from operations		(1,590,372)	(1,056,458)

Other (income) expense:
Interest expense		63,900	7,846
Financing expense on issuance of derivative liabilities and convertible notes		4,167	1,957,530
Change in fair value of derivative liabilities and convertible notes		(945,065)	(8,181,735)
Miscellaneous expense (income)		13,637	(10,334)
Total other (income) expense		(863,361)	(6,226,693)

Net (loss) income before taxes		(727,011)	5,170,235

Provision for income taxes		-	-

Net (loss) income and comprehensive (loss) income		($727,011)	$5,170,235

Net (loss) income per weighted-average shares of common stock - basic		($0.01)	$0.05

Net (loss) income per weighted-average shares of common stock - diluted		($0.01)	$0.04

Weighted-average number of shares of common stock issued and outstanding - basic		125,855,794	100,221,739

Weighted-average number of shares of common stock issued and outstanding - diluted		125,855,794	119,391,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the year ended May 31, 2014 and three months ended August 31, 2014

	Common		Preferred		Additional
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2013	100,000,000	10,000	7,710,000	-	64,997	(7,496,635)	(7,421,638)

Issuance of common stock for consulting services	1,900,000	190	-	-	215,521	-	215,711
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	1,650,000	-	-	-	-
Issuance of common stock for licensing rights	1,666,667	167	-	-	133,166	-	133,333
Issuance of common stock for technology	13,333,333	1,333	-	-	(1,333)	-	0
Issuance of warrants classified as equity	-	-	-	-	2,609,256	-	2,609,256
Imputed interest on short term loan	-	-	-	-	27,799	-	27,799
Issuance of common stock on conversion of Series A Preferred stock	7,350,000	735	(7,350,000)	-	734,265	-	735,000
Issuance of common shares on conversion of convertible debt	1,605,794	161	-	-	86,552	-	86,713
Reclassification of preferred stock from derivative liability	-	-	-	201	200,799	-	201,000
Net Loss for the year ended May 31, 2014	-	-	-	-	-	(2,641,473)	(2,641,473)
Balance - May 31, 2014	125,855,794	12,586	2,010,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	755,199	-	755,199
Stock Options issued	-	-	-	-	524,349	-	524,349
Net Loss for the quarter ended August 31, 2014	-	-	-	-	-	(727,011)	(727,011)
Balance - August 31, 2014	125,855,794	12,586	2,010,000	201	5,350,570	(10,865,119)	(5,501,762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months ended	Months ended
	August 31, 2014	August 31, 2013
Cash Flows From Operating Activities:
Net (loss) income and comprehensive (loss)	$(727,011)	$5,170,235
Adjustments to reconcile net (loss) income to cash used in operating activities:
Amortization and depreciation	58	-
Stock based compensation	524,349
Change in fair value of derivative liabilities and convertible notes	(945,065)	(8,181,735)
Financing expense on issuance of derivative liabilities, convertible notes, and derivatives	4,167	2,007,390
Stock issuance for consulting services and licensing rights	-	177,000
Imputed interest expense on loan	-	7,709
Changes in operating assets and liabilities:
Accounts receivable	-	(5,760)
Prepaid development and related expenses - related party	-	(5,987)
Prepaid expenses	(233,686)	(4,460)
Accounts payable and accrued liabilities	242,098	166,911
Accrued development and related expense - related party	(124,368)	(46,015)
Net Cash Used in Operating Activities	(1,259,458)	(714,712)

Cash Flows From Investing Activities:
Capital expenditures	(1,679)	-
Net Cash Used in Investing Activities	(1,679)	-

Cash Flows From Financing Activities:
Proceeds from short term loans	369,607	336,000
Proceeds from line of credit, net	150,000	-
Repayments of short term loans	(261,533)	-
Proceeds from the issuance of convertible notes and debentures	159,223	-
Repayment of convertible notes and debentures	(99,549)
Proceeds from the issuance of preferred stock and warrants	-	165,000
Net Cash Provided by Financing Activities	317,748	501,000

Net (decrease) in cash	(943,389)	(213,712)
Cash, beginning of period	988,692	217,037
Cash, end of period	$45,303	$3,325

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Reclassification of derivative liabilities to additional paid in capital	$755,200	$-
Common stock obligations and issuances for consulting services	$-	$177,000
Conversion of short term loans	$100,000	-
Cash paid during the quarter for interest	$19,607	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

Notes to Condensed Consolidated Financial Statements

August 31, 2014

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements (“interim financial statements”) of the Company as of August 31, 2014, and for the periods ended August 31, 2014 and 2013, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2014, and the results of its operations and its cash flows for the periods ended August 31, 2014 and August 31, 2013. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2015. The accompanying interim financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2014 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

Principles of Consolidation

The interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Yappn Acquisition Corp. and Yappn Canada, Inc. All inter-company balances and transactions have been eliminated on consolidation.

Cash and Cash Equivalents

For purposes of reporting within the interim condensed consolidated statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Marketing, Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $283,434 and $122,774 for the three months ended August 31, 2014 and August 31, 2013, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2014 the Company had outstanding 2,010,000 units of Series A Convertible Preferred Stock (note 8) with a conversion feature to common stock at an exercise price of $0.10, five year warrants to purchase an additional 49,526,667 shares of common stock (note 8) at a per share exercise price ranging from $0.054 to $0.22, 5,436,667 stock options (note 10) that have vested with an exercise price of $0.10, and convertible notes and debentures that are convertible into 14,381,455 shares of common stock at the option of the holder based on the value of the debt host at the time of conversion with exercise prices ranging from $0.07 to $0.15. All of these issuances have a dilutive effect on earnings per share when the Company has net income for the period.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the condensed consolidated statements of operations and comprehensive income (loss). There have been no penalties or interest related to unrecognized tax benefits reflected in the condensed consolidated statements of operations and comprehensive loss for the three months ended August 31, 2014 and August 31, 2013.

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The warrants (Notes 8 and 9) and the convertible promissory notes and debentures (Note 6) are classified as Level 2 financial liabilities.

As of August 31, 2014 and May 31, 2014, the carrying value of accounts payable, accrued expenses, short term loans, accrued development and related expenses and line of credit approximated fair value due to the short-term nature of these instruments.

Fair Value of Derivative Instruments, Preferred Stock and Warrants

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

In the event the Company has exceeded its authorized number of common stock issuable on a diluted basis, the Company applies the earliest issuance date sequencing approach to determine which derivatives recorded in additional paid in capital, require reclassification to financial liabilities. Under the earliest issuance date sequencing approach, the financial instruments recorded in equity that have stock issuable in commons stock (excluding stock options) earlier than the date of the breach of the authorized stock limit continue to be classified as a component of additional paid in capital. All derivatives that are issuable into common stock (other than stock options) issued subsequent to the breach of the authorized stock limit on a diluted basis, are recorded as financial liabilities. Upon a rectification of the breach of the authorized stock limit, those instruments that would otherwise be recorded as component of additional paid in capital, will be reclassified to additional paid in capital at the time of the rectification.

When applicable, the instruments are measured at fair value using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets as derivative liabilities. Both unrealized and realized gains and losses related to the derivatives are recorded based on the changes in the fair values and are reflected as a financing expenses on the condensed consolidated statements of operations and comprehensive loss.

Hybrid Financial Instruments

The Company elected to apply the fair value option to account for its hybrid financial instruments. The Company made an irrevocable election to measure such hybrid financial instruments at fair value in their entirety, with changes in fair value recognized in earnings at each balance sheet date. The election may be made on an instrument by instrument basis.

Fair Value of Convertible Promissory Notes

The Company has issued convertible promissory notes that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value. These instruments are measured at the greater of the present value of the note discounted at market rates or using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets under the caption “convertible promissory notes and debentures”. Any unrealized and realized gains and losses related to the convertible promissory notes are recorded based on the changes in the fair values and are reflected as change in fair value of derivatives and convertible notes on the condensed consolidated statements of operations and comprehensive loss.

Estimates

The interim financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements.

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

“Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statement of operations, cash flows and stockholder’s equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however easily adoption is permitted. The Company has adopted ASU 2014-10 for its financial statements for the year ended May 31, 2015 beginning with the quarter ended August 31, 2014.

On August 27, 2014 the FASB issued a new financial accounting standard on going concern, Update 2014-15, “Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $10,865,119.

As of August 31, 2014, the Company had a working capital deficit of $2,011,869. During the three months ended August 31, 2014, net cash used in operating activities was $1,259,458. The Company expects to have similar cash needs for the next nine months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We have limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives. During the three months ended August 31, 2014, the Company raised $317,748 through various financial instruments net of repayments.

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

3. Concentration of Credit Risk

All of the Company’s revenues are attributed to a small number of customers.

4. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $240,000) with a private investor. The Company previously converted a portion of a previous loan from this lender, from a prior fiscal year, into a convertible debenture. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $46,025 (Canadian $50,000) of this loan on June 13 leaving $175,330 ($190,000 Canadian) outstanding. As at August 31, 2014 the loan had a value of $174,732.

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,056 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $1,000 par value, convertible into shares of the Company’s common stock and 1,666,667 issuable shares of common stock (Series C warrants) at a purchase price of $0.22 per share (Note 6). As at August 31, 2014 an amount of $25,788 ($28,000 Canadian) remains outstanding.

On January 9, 2014, the Company borrowed $271,200 (Canadian $300,000) from a private investor. The loan had an initial term of six weeks and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 5% or $13,500 (Canadian $15,000) was paid at inception. The loan was extended past its due date of February 24, 2014. The loan was fully repaid on May 8, 2014 including interest of $7,426.

On July 17, 2014 the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. As of August 31, 2014 the value of the loan was $101,310.

On July 23, 2014, the Company borrowed $50,234 (Canadian $53,750) from a private investor in the form of a bridge loan with combined loan and interest fees of $5,841 (Canadian $6,250). This loan and the fees were repaid in full on August 5, 2014.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014. As of August 31, 2014 the value of the remaining balance of the loan was $69,075 (Canadian $75,000).

During August 2014, the Company received a total of $125,000 from intended subscribers for convertible debentures, which closed subsequent to August 31, 2014. The Company treated these as short term loans where interest is accrued at 6% (same rate as the convertible debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture.

Principal amounts	Nine Month Term Loan	Three Month Term Loan	Other Loans	Total
Borrowing on July 10, 2013	$336,000	$-	$-	$336,000
Borrowing on January 7, 2014	-	253,200	-	253,200
Borrowing on January 9, 2014	-	-	271,200	271,200
Total	336,000	253,200	271,200	860,400
Fair value adjustments and accrued interest	(15,841)	3,952	-	(11,889)
Repayments	-	-	(271,200)	(271,200)
Conversions	(100,000)	-	-	(100,000)
Fair value at May 31, 2014	220,159	257,152	-	477,311
Borrowing on July 17, 2014	-	-	100,915	100,915
Borrowing on July 23, 2014	-	-	50,234	50,234
Borrowing on August 4, 2014	-	-	93,458	93,458
Borrowings in August 2014 (multiple dates)	-	-	125,000	125,000
Total	-	-	369,697	369,697
Fair value adjustments	598	1,919	(1,310)	1,207
Repayments	(46,025)	(142,506)	(73,002)	(261,533)
Conversions	-	(90,777)	-	(90,777)
Fair value at August 31, 2014	$174,732	$25,788	$295,385	$495,905

5. Line of Credit - Loan Agreement and Promissory Note

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

During the year ended May 31, 2014, the Company borrowed $800,000 from the lender without any repayments and the 8,000,000 warrants issued to the lender on April 7, 2014 became fully vested. The warrants were valued at $1,495,200 and were reflected as a financing expense and reported on the Company’s condensed consolidated statements of operations and comprehensive loss below operating income as an “other expense” for the year ended May 31, 2014.

From June 1, 2014 to August 31, 2014, the Company drew $300,000 against the line of credit and repaid $150,000 resulting in a net additional amount of $150,000 and an outstanding obligation of $950,000 at August 31, 2014.

6. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of common stock to be issued in accordance with conversion price protection clauses, the Company has recorded these instruments as liabilities at fair value. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of August 31, 2014, May 31, 2014 and the commitment date.

The following is a summary of the convertible promissory notes and debentures as of August 31, 2014

Principal amounts:	Asher Enterprises Notes	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Borrowing on October 9, 2013	$78,500	$-	$-	$-	$78,500
Borrowing on November 15, 2013	-	65,000	-	-	65,000
Borrowing on December 12, 2013	42,500	-	-	-	42,500
Borrowing on February 21, 2014	-	40,000	-	-	40,000
Borrowing on December 17, 2013	-	-	-	50,000	50,000
Borrowing on January 29, 2014	-	-	395,000	-	395,000
Borrowing on February 27, 2014	-	-	305,000	-	305,000
Borrowing on April 1, 2014	-	-	469,000	-	469,000
Borrowing on April 16, 2014	-	40,000	-	-	40,000
Borrowing on April 23, 2014	-	-	50,000	-	50,000
Borrowing on May 30, 2014	-	-	1,000,000	-	1,000,000
Conversions	-	(65,000)	-	-	(65,000)
Repayments	(78,500)	-	-	-	(78,500)
Total Borrowings at May 31, 2014	42,500	80,000	2,219,000	50,000	2,391,500
Borrowing on June 27, 2014	-	-	250,000	-	250,000
Repayments	(42,500)			(50,000)	(92,500)
Total Borrowings at August 31, 2014	$-	$80,000	$2,469,000	$-	$2,549,000

Convertible notes and debt at fair value at commitment date	$141,805	$295,111	$2,086,720	$49,421	$2,573,057
Change in fair value	(36,226)	(100,968)	177,420	10,449	50,675
Repayments	(64,603)	-	-	-	(64,603)
Conversions to common stock	-	(51,954)	-	-	(51,954)
Convertible notes and debt at fair value at May 31, 2014	$40,976	$142,189	$2,264,140	$59,870	$2,507,175

Convertible notes and debt at fair value at the commitment date	-	-	254,167	-	254,167
Change in fair value (from May 31 or June 27 commitment values)	$18,075	$(11,610)	$(440,486)	$16,130	$(417,891)
Repayments (cash)	(59,051)	-	-	(76,000)	(135,051)
Convertible notes and debt at fair value at August 31, 2014	$-	$130,579	$2,077,821	$-	$2,208,400

Balance at May 31, 2014
Current	$40,976	$-	$-	$59,870	$100,846
Long term	-	142,189	2,264,140	-	2,406,329
	$40,976	$142,189	$2,264,140	$59,870	$2,507,175
Balance at August 31, 2014
Current	$-	$-	$-	$-	$-
Long term	-	130,579	2,077,821	-	2,208,400
	$-	$130,579	$2,077,821	$-	$2,208,400

Asher Enterprises, Inc.

On October 9, 2013 the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $78,500 pursuant to a Securities Purchase Agreement, which was executed on October 9, 2013. The Convertible Note may be converted into common stock of the Company at any time beginning on the 180th day of the date from issuance. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date. The Convertible Note has a stated maturity date of July 2, 2014 and had an interest rate of 8% per annum until it becomes due. On March 28, 2014, the Company paid approximately $109,000 to settle in full the outstanding balance of $78,500, a prepayment fee and related interest on the Convertible Note.

On December 12, 2013 the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $42,500 pursuant to a Securities Purchase Agreement which was executed on December 4, 2013. The Convertible Note may be converted into common stock of the Company at any time beginning on the 180th day of the date from issuance. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date. The Convertible Note matures on September 6, 2014 and has an interest rate of 8% per annum until it becomes due. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 22% per annum from the due date thereof. On June 10, 2014, the Company paid $59,051 to settle in full the outstanding balance of $42,500, prepayment fee and related interest on the Convertible Note.

As of August 31, 2014 all convertible notes to Asher had been settled and paid in full.

JMJ Financial

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor and forms part of the amount qualifying for conversion. On November 15, 2013, the Company borrowed $65,000 against the Note. The agreement was amended on February 21, 2014 and applies retroactively to the date of issuance. The Convertible Promissory Note is due two years from the effective date of each payment. It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount. The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note. After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval. After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $0.10 per share or 60% of the lowest trade price in the 25 days prior to conversion. The note has piggyback registration rights with respect to the shares into which the note is convertible. On February 21, 2014 the Company borrowed an additional $40,000 against the Note and on April 16, 2014 the Company borrowed an additional $40,000 against the Note. During May of 2014, JMJ Financial elected to convert the $65,000 principal, original issue discount, due diligence fees and interest accrued in exchange for 1,605,794 common shares (Note 7).

As of August 31, 2014, the principal borrowing remaining under this agreement was $80,000, with a fair value of $130,579.

Accounting allocation of initial proceeds:	November 15, 2013			February 21, 2014	April 16, 2014
Gross proceeds		$65,000		$40,000	$40,000
Fair value of promissory notes		(142,812)		(54,286)	(98,014)
Financing expense on the issuance of promissory notes		$77,812		$14,286	$58,014

Key inputs to determine the fair value at the commitment date:
Stock price		$0.07		$0.05	$0.14
Current exercise price		$0.05		$0.03	$0.05
Time to expiration – days		730		632	578
Risk free interest rate		.11%		.08%	.37%
Estimated volatility		150%		150%	150%
Dividend		-		-	-

Key inputs to determine the fair value at May 31, 2014:
Stock price	$	N/A		$0.16	$0.16
Current exercise price	$	N/A		$0.08	$0.08
Time to expiration – days		N/A		533	533
Risk free interest rate		N/A	%	.37%	.37%
Estimated volatility		N/A	%	150%	150%
Dividend		N/A		-	-

Key inputs to determine the fair value at August 31, 2014:
Stock price	$	N/A		$0.12	$0.12
Current exercise price	$	N/A		$0.07	$0.07
Time to expiration – days		N/A		441	441
Risk free interest rate		N/A	%	.09%	.09%
Estimated volatility		N/A	%	150%	150%
Dividend		N/A		-	-

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014 the Company issued 395, 305 and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 shares of common stock (individually Series A Warrant) at an exercise price of $0.15; and, (iii) a warrant entitling the holder thereof to purchase 10,000 shares of common stock (individually Series B Warrant) at an exercise price of $0.20. The purchase price for each unit is $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private individual (Note 4).

The Notes mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The Notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10. Under the subscription agreement, the Company has granted price protections provisions that provide the holder of Series A warrants with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.15 for a period of twelve months from issuance. The Company determined the warrants issued to the Line of Credit lenders (Note 5) qualified as a breach of this covenant, therefore all Series A warrants were re-priced to a $0.10 exercise price with the adjustment reflected as a change in the fair value. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.

As some of the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivative instruments for accounting purposes and reported on the Company’s condensed consolidated statements of operations and comprehensive loss below the operating income as an “other expense”.

Accounting allocation of initial proceeds:	January 29, 2014	February 27, 2014	April 1, 2014
Gross proceeds	$395,000	$305,000	$469,000
Fair value of the convertible promissory notes	(320,787)	(247,696)	(665,511)
Derivative warrant liability fair value – Series A (Note 9)	(161,950)	(125,050)	(776,664)
Financing expense on the issuance of instruments	$87,737	$67,746	$973,175

Key inputs to determine the fair value at the commitment date:
Stock price	$0.05	$0.05	$0.18
Current exercise price – promissory notes	$0.10	$0.10	$0.10
Current exercise price – Series A warrants	$0.15	$0.15	$0.15
Time to expiration – days (promissory notes)	732	731	731
Time to expiration – days (warrants)	1,826	1,826	1,826
Risk free interest rate (promissory notes)	.32%	.32%	.32%
Risk free interest rate (warrants)	1.52%	1.51%	1.74%
Estimated volatility	150%	150%	150%
Dividend	-	-	-
Market interest rate for the company	18%	18%	18%

Key inputs to determine the fair value of the promissory notes at May 31, 2014:
Stock price	$0.16	$0.16	$0.16
Current exercise price	$0.10	$0.10	$0.10
Time to expiration – days	610	638	671
Risk free interest rate	.37%	.37%	.37%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

Key inputs to determine the fair value of the promissory notes at August 31, 2014:
Stock price	$0.12	$0.12	$0.12
Current exercise price	$0.10	$0.10	$0.10
Time to expiration – days	518	546	579
Risk free interest rate	.48%	.48%	.48%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

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

On June 27, 2014 the Company authorized and issued two separate issues of 125 Units. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $90,777 (Canadian $100,000) in the loan originated on January 7, 2014 as described in Note 4. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019.

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

Accounting allocation of initial proceeds:	April 23, 2014	May 30, 2014	June 27, 2014
Gross proceeds	$50,000	$1,000,000		$250,000
Fair value of the convertible debentures	(40,605)	(812,121)		(254,167)
Fair value of warrants	(9,395)	(187,879)		-
Financing expense on the issuance of derivative instruments	$-	$-		$4,167

Key inputs to determine the fair value at the commitment date:
Stock price	$0.15	$0.16		$0.20
Current exercise price	$0.15	$0.15		$0.15
Time to expiration – days	731	731		731
Risk free interest rate	.37%	.37%		.45%
Estimated volatility	150%	150%		150%
Dividend	-	-		-
Market interest rate for the company	18%	18%		18%

Key inputs to determine the fair value of the convertible debentures at May 31, 2014:
Stock price	$0.16	$0.16	$	N/A
Current exercise price	$0.15	$0.15	$	N/A
Time to expiration – days	693	730		N/A
Risk free interest rate	.37%	.37%		N/A %
Estimated volatility	150%	150%		N/A %
Dividend	-	-		-
Market interest rate for the company	18%	18%		N/A %

Key inputs to determine the fair value of the convertible debentures at August 31, 2014:
Stock price	$0.12	$0.12		$0.12
Current exercise price	$0.15	$0.15		$0.15
Time to expiration – days	601	638		666
Risk free interest rate	.48%	.48%		.48%
Estimated volatility	150%	150%		150%
Dividend	-	-		-
Market interest rate for the company	18%	18%		18%

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

On June 13, 2014, the Company separately paid $76,000, including prepayment fees and related interest, to settle in full the outstanding balance of the two $25,000 8% convertible promissory notes.

7. Common Stock

On June 24, 2013, the Company issued and transferred 300,000 shares of common stock, valued at $42,000 in exchange for business consulting services. The Company issued an additional 300,000 shares of common stock, valued at $33,000; in exchange for business consulting services over the period ended May 31, 2014.

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

On May 9, 2014 the Company issued 1,666,667 shares of common stock, valued at $133,333, to Ortsbo for amending the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and to issue the Company the right to purchase a copy of the source code for $2,000,000. On April 28, 2014 the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of common stock. Although the common shares had a fair value of $2,000,000 at the date of the exchange, the transaction was ascribed a value of $Nil as described in Note 12. To complete the transactions 15,000,000 shares of common stock were issued on May 9, 2014.

On May 16, 2014 and May 19, 2014, the Company issued 400,000 and 1,205,794 shares to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $65,000 dated November 15, 2013 (Note 6).

From April 9, 2014 through May 23, 2014, various holders of convertible preferred stock exercised their right to convert to common stock. A total of 7,350,000 shares of preferred were converted into common stock (Note 8).

8. Preferred Stock and Warrants

Series A Preferred Stock

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001.

Subscription Agreement with Series A Preferred Shares and warrants

On March 28, 2013, May 31, 2013 and June 7, 2013 the Company sold an aggregate of 9,360,000 Units at a per unit price of $0.10 on a private placement basis to certain investors for an aggregate $936,000 in proceeds. Each Unit consisted of (i) one share of the Series A Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of common stock; and (ii) a five year warrant to purchase an additional share of the Company’s common stock at a per share exercise price of $0.10. Due to the issuance of common stock to JMJ Financial (Note 6) the May 31, 2013 and June 7, 2013 warrants were re-priced to $0.054. The March 28, 2013 warrants were not re-priced because the one year price protection provision expired before the issuance of the common shares to JMJ Financial.

Accounting allocation of initial proceeds: (Only Fiscal 2014 )	June 7, 2013
Gross proceeds	$165,000
Derivative preferred stock liability fair value	(1,025,475)
Derivative warrant liability fair value	(1,146,915)
Financing expense on the issuance of derivative instruments	$2,007,390

The key inputs used in the determination of fair value of the Series A Preferred Stock and warrants at the commitment date:
Stock price	$0.72
Current exercise price	$0.10
Time to expiration – days (preferred stock)	365
Time to expiration – days (warrants)	1,826
Risk free interest rate	1.48%
Estimated volatility (preferred stock)	100%
Estimated volatility (warrants)	150%
Dividend	-

The following table reflects the preferred stock activity for the year ended May 31, 2014 and the three month period ended August 31, 2014:

Preferred Stock
Outstanding as of June 1, 2013	7,710,000
Issued on June 7, 2013	1,650,000
Conversion of preferred stock into common stock	(7,350,000)
Total – as of May 31, 2014	2,010,000
Conversion of preferred stock into common stock	-
Total – as of August 31, 2014	2,010,000

As of May 31, 2014, 7,350,000 shares of Series A Preferred Stock were exchanged for 7,350,000 shares of common stock, at a conversion value of $735,000. As a result of the price protection being removed after one year, the remaining 2,010,000 preferred shares were reclassified on the condensed consolidated balance sheet from a derivative preferred share liability to stockholders’ equity at a value of $201,000 (Note 9).

As a result of the twelve month price protection provisions in the subscription agreement, the Company recognized its preferred stock in its condensed consolidated balance sheet as a derivative liability prior to the expiration of the price protection provisions. The calculation methodologies for the fair values of the derivative preferred stock liability for the year ended May 31, 2014 are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

Warrants

Subscription Agreement with Series A Preferred Shares

On March 28, 2013, May 31, 2013 and June 7, 2013, the Company issued a total of 9,360,000 five year warrants as part of a Unit under subscription agreements that included Series A preferred shares with full ratchet anti-dilution provisions. The price protection provision were effective for twelve months from date of issuance.

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

On November 15, 2013, the Company issued 120,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, to a broker as compensation for a portion of the private placement made on May 31, 2013 for these Units. These warrants were estimated using the same valuation techniques and have a value of $12,888 as at May 31, 2014.

Series A, B and C Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014 the Company issued 395 Series A and Series B warrants, 305 Series A and Series B warrants, and 469 Series A and Series B warrants, respectively, with unsecured 6% convertible promissory notes (Note 6), as part of the defined Unit under the subscription agreements on those respective dates. Each Series A warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.10 per share after the re-pricing of the instruments took place. Each Series B warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.20 per share.

The Series A and Series B warrants permit cashless exercise beginning with the effective date unless and until a registration statement covering the resale of the shares underlying the warrants is effective with the Securities and Exchange Commission. The Series A warrants, for a period of twelve months from the original date of issuance, provide full ratchet price protection provisions and as such are treated as a derivative liability at the commitment date and until such provisions expire. The Series B warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter. Both the Series A and Series B warrants have a five year life.

On April 23, 2014 and May 30, 2014, the Company authorized and issued Series C warrants to acquire 333,333 and 6,666,667 shares of common stock, respectively, to accredited investors with unsecured 6% convertible debentures, $1,000 par value, convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on April 23, 2016 and May 30, 2016 respectively. The Series C warrants entitle the holder thereof to purchase shares of common stock at a purchase price of $0.22 per share and have a five year life. The Series C warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter.

On June 27, 2014 the Company authorized and issued two separate issues of 125 Units. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $100,000 in the loan originated on January 7, 2014 as described in Note 6. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s at a common stock conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019. The Series C warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter.

Line of Credit Arrangement

Pursuant to the loan agreement and promissory note entered on April 7, 2014 (Note 5), the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10.

The following is a summary of warrants issued, exercised and expired through August 31, 2014:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	4,010,000	$0.10	March 28, 2018
Issued on May 31, 2013	3,700,000	$0.054	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	7,710,000	-	-
Issued on June 7, 2013	1,650,000	$0.054	June 7, 2018
Issued on November 15, 2013	120,000	$0.10	November 15, 2018
Issued Series A warrants on January 29, 2014	3,950,000	$0.10	January 29, 2019
Issued Series B warrants on January 29, 2014	3,950,000	$0.20	January 29, 2019
Issued Series A warrants on February 27, 2014	3,050,000	$0.10	February 27, 2019
Issued Series B warrants on February 27, 2014	3,050,000	$0.20	February 27, 2019
Issued Series A warrants on April 1, 2014	4,690,000	$0.10	April 1, 2019
Issued Series B warrants on April 1, 2014	4,690,000	$0.20	April 1, 2019
Issued to Lender – Line of Credit	8,000,000	$0.10	April 7, 2019
Issued Series C warrants on April 23, 2014	333,333	$0.22	April 23, 2019
Issued Series C warrants on May 30, 2014	6,666,667	$0.22	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	47,860,000
Issued Series C warrants on June 27, 2014	1,666,667	$0.22	June 27, 2019
Exercised and expired	-
Total – as of August 31, 2014	49,526,667

The outstanding warrants at August 31, 2014 and May 31, 2014 have a weighted average exercise price of approximately $0.14 and $0.16 per share, respectively, and have an approximate weighted average remaining life of 4.4 and 4.7 years, respectively.

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

The following table is a summary of those warrants that are reflected in equity as of the year ended August 31, 2014:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	4,010,000	$917,087
Issued warrants on May 31, 2013	3,700,000	$543,530
Issued warrants on June 7, 2013	1,650,000	$211,670
Issued Series B warrants on January 29, 2014	3,950,000	-
Issued Series B warrants on February 27, 2014	3,050,000	-
Issued Series B warrants on April 1, 2014	4,690,000	-
Issued to Loan Agreement - Credit Line	8,000,000	$1,495,200
Issued Series C warrants on April 23, 2014	333,333	$9,395
Issued Series C warrants on May 30, 2014	6,666,667	$187,574
Issued Series C warrants on June 27, 2014	1,666,667	-
Total – as of August 31, 2014	37,716,667	$3,364,456

For those warrants with price protection provisions, the calculation methodologies for the fair values of the derivative warrant liability are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

9. Derivative Preferred Stock and Warrant Liabilities

For the three months ended August 31, 2014 and the year ended May 31, 2014, the Company has Series A warrants outstanding with price protection provisions that provide the holder with a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the exercise price of $0.10 (the revised floor for the Series A warrants). The conversion price of the warrants will be decreased to the new price. The price protection on the preferred shares was for a twelve month period from date of issuance and all of these price protection periods have expired as at August 31, 2014, while the price protection on the warrants varies based on the individual warrant instruments issued with some having twelve months and others with no protection.

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of August 31, 2014 and May 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Accounting for Derivative Preferred Stock Liability

As of May 31, 2014, as a result of the expiration of the price protection provision on the preferred shares outstanding, any outstanding preferred stock has been reclassified to equity.

The following is a summary of the derivative preferred stock liability for the year ended May 31, 2014 and three months ended August 31, 2014:

	Value	Number of Preferred Stock Units
Balance as of June 1, 2013	$3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Decrease in fair value of derivative preferred stock liability	(3,569,337)	-
Conversion into common stock	(735,000)	(7,350,000)
Transfer value of preferred stock to equity	(201,000)	(2,010,000)
Balance as of May 31, 2014 and August 31, 2014	$-	-

For the three months ended August 31, 2014 and August 31, 2013, the revaluation of the preferred stock at each reporting period resulted in the recognition of $0 and a gain of $4,007,756 within the Company’s interim condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities and convertible notes”. The changes in fair value of the preferred stock liability had no effect on the Company’s condensed consolidated cash flows. As the price protection provisions for the remaining 2,010,000 outstanding preferred stock expired as at March 28, 2014, the value of $201,000 was reclassified from a derivative preferred stock liability to equity. As a result, the Company no longer has a preferred stock liability as at May 31, 2014 and August 31, 2014.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments with price protection provisions have been measured at fair value at August 31, 2014 and May 31, 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection provisions in its condensed consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the interim condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s condensed consolidated cash flows.

The following is a summary of the derivative warrant liability for the year ended May 31, 2014 and three months ended August 31, 2014:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2013	7,710,000	$4,050,278
Warrants issued June 7, 2013	1,650,000	1,146,915
Warrants issued November 15, 2013	120,000	9,636
Series A warrants issued on January 29, 2014	3,950,000	161,950
Series A warrants issued on February 27, 2014	3,050,000	125,050
Series A warrants issued on April 1, 2014	4,690,000	776,664
Warrants reclassified to equity (price protection expiry)	(4,010,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Balance as of May 31, 2014	17,160,000	2,531,282
Warrants reclassified to equity (price protection expiry Note 8)	(5,350,000)	(755,200)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(492,969)
Total – as of August 31, 2014	11,810,000	$1,283,113

For the three months ended August 31, 2014 and August 31, 2013, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $492,969 and $4,173,979 respectively within the Company’s condensed consolidated statements of operations and comprehensive loss and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants at August 31, 2014 and May 31, 2014 was $1,283,113 and $2,531,282, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative warrant liability”.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

Warrants under Subscription Agreement with Series A Preferred Shares

The warrants, issued as part of a Unit with the Series A preferred shares, have price protection provisions that expire twelve months from the date of issue (Note 8). Fair values were calculated after the expiry period elapsed for the calculation of the value to be transferred to equity.

The key inputs used in the determination of fair value after the expiry period had elapsed, June 8, 2014 and June 1, 2014 and the year ended May 31, 2014 when these warrants were recorded as liabilities are as follows:

	June 8, 2014	June 1, 2014	May 31, 2014
Stock price	$0.14	$0.16	$0.16
Current exercise price	$0.054	$0.054	$0.054

Time to expiration – days (range)	1,461	1,461	1,461 – 1,468
Risk free interest rate	1.66%	1.54%	1.54%
Estimated volatility	150%	150%	150%
Dividend		-	-

The key inputs used in the May 31, 2014 and November 15, 2013 issuance of 120,000 warrants for determination of fair value calculations were as follows:

	August 31, 2014	May 31, 2014	November 15, 2013
Stock price	$0.12	$0.16	$0.08
Current exercise price	$0.10	$0.10	$0.10
Time to expiration – days	1,537	1,629	1,826
Risk free interest rate	1.54%	1.54%	1.37%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

Series A Warrants

The Series A warrants, issued as part of a Unit including convertible debt, have price protection provisions that expire twelve months from the date of issue (Note 6).

The key inputs used in the determination of fair value of the Series A warrants at the commitment date and reporting period:

	August 31, 2014	May 31, 2014	January 29, 2014	February 27, 2014	April 1, 2014
Warrants – Series A (issuable under warrant)	11,690,000	11,690,000	3,950,000	3,050,000	4,690,000

Stock price	$0.12	$0.16	$0.05	$0.05	$0.18
Current exercise price	$0.10	$0.10	$0.15	$0.15	$0.15
Time to expiration – days (range)	1,612-1,674	1,704-1,766	1,826	1,826	1,826
Risk free interest rate	1.63%	1.54%	0.32%	.32%	1.30%
Estimated volatility	150%	150%	150%	150%	150%
Dividend	-	-	-	-	-

10. Employee Benefit and Incentive Plans

On August 14, 2014 the Board of Directors approved the adoption of the 2014 Stock Option Plan. The total number of shares authorized for issuance under this plan is 15,000,000. The Company completed its first grant of stock options immediately after the plan was approved. The following table outlines the options granted and related disclosures:

	Stock Options	Weighted-Average Exercise Price
Outstanding August 14, 2014 (First Grant)	10,470,000	$0.10
Exercised	-	-
Cancelled, forfeited or expired	-	-
Outstanding at August 31, 2014	10,470,000	$0.10
Options exercisable at August 31, 2014	5,436,667	$0.10
Fair value of options vesting during the three month period ended August 31, 2014	$524,349

As at August 31, 2014, vested and exercisable options have an aggregate intrinsic value of $108,733 and a weighted-average remaining contractual term of 4.5 years. It is expected the 5,033,333 unvested options will ultimately vest, and each has an exercise price of $0.10 and a weighted average remaining term of 4.9 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at August 31, 2014 and the option’s exercise price, for all options that are in the money.

As at August 31, 2014, there is $417,317 of unearned stock based compensation cost related to stock options granted that have not yet vested (5,033,333 options). This cost is expected to be recognized over a weighted average period of 1.4 years. 7,100,000 of the options granted on August 14, 2014, vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 150,000 options vest contingent on revenue targets, and 150,000 vest on April 1, 2015. The remaining options all have immediate vesting terms.

The estimated fair value of options granted on August 14, 2014 is measured using the binomial model using the following assumptions:

The key inputs used in the determination of fair value of stock options granted on August 14, 2014
Total number of shares issued under options	10,470,000
Stock price	$0.10
Exercise price	$0.10
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.42%
Risk free interest rate (5 year options)	1.58%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.09
Dividend	-

The assumptions used in the stock based compensation binomial models are consistent with the methodology used in valuing the Company’s convertible debt instruments with two year lives, and the Company’s warrants with five year lives. Due to a lack of history, the Company has assumed the expected life of the options, is the contractual life of the options.

11. Related Party Balances and Transactions

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

On October 23, 2013, the Company and Ortsbo, entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 1,666,667 shares of restricted common stock of the Company. The shares were valued at the market price on the date of the agreement for a value of $133,333. On April 28, 2014 the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at $nil on the condensed consolidated balance sheet. As of August 31, 2014, Ortsbo holds 15,000,000 restricted common stock of the Company.

During the year ended May 31, 2014, the Company issued 500,000 shares of common stock, valued at $75,000, to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations. The Company has reflected this transaction in stockholder’s equity as a subscription of the common stock and established a receivable in the amount of $75,000 due from Intertainment Media, Inc. which is offset against the related party liability on the balance sheet.

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

For the three months ended August 31, 2014 and August 31, 2013, related party fees incurred and paid for general development and managerial services performed by its parent, Intertainment Media, Inc. totaled $425,753 and $375,334, respectively. As of August 31, 2014 and May 31, 2014, the related party liability balance totaled $20,948 and $145,316, respectively.

12. Subsequent Events

On September 2, 2014, the Company authorized and issued 125 Units for $125,000 to a private investors. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that mature on September 2, 2016; and (ii) a warrant entitling the holder thereof to purchase 833,333 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on September 2, 2019. The funds were previously provided to the Company in the form of a short term loan, (see note 4).

On September 3, 2014, the Company borrowed $50,000 against the $500,000 convertible promissory note from JMJ financial. Please refer to Note 6 for the terms of this note.

On September 12, 2014, the Company repaid $45,456 (Canadian $50,000) against the short term loan from a private lender, that was originally issued on July 17, 2014 for $100,915 (Canadian $110,000). See note 4 for more details.

During the subsequent event period, the Company borrowed a net amount of $625,000 against the demand line of credit under the April 7, 2014 loan agreement and promissory note.

During September of 2014, JMJ Financial elected to convert the $40,000 principal, original issue discount, due diligence fees and interest accrued in exchange for 1,111,704 common shares (Note 6).

Due to the Company’s breach of the authorization limit of common stock on a diluted basis on August 14, 2014, the Company is classifying the above noted warrants associated with the convertible debentures of $125,000 as financial liabilities, which would otherwise be recorded as equity instruments and classified as part of additional paid in capital. All derivatives other than stock options issuable into common stock will be classified and accounted for as financial liabilities (see note 1 for applicable accounting policies) until the breach of the Company’s authorization limit of common stock on a diluted basis is rectified. The accounting impact of the August 14, 2014, breach only occurs under the earliest issue date sequencing approach at the date of the next issued applicable derivative, which was September 2, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “Yappn,” “us,” and “our” are to Yappn Corp., unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended May 31, 2014 filed with the Securities and Exchange Commission.

Forward Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Quarterly Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Quarterly Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available after the date of this Quarterly Report or the date of documents incorporated by reference herein that include forward-looking statements.

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

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc. (“IMI”), a corporation organized under the laws of Canada, for 70,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, us, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”).  Mr. David Lucatch, our Chief Executive Officer and a director, is the Chief Executive Officer of IMI.  IMI, as a result of this transaction has a controlling interest in our company.  Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”).  Ortsbo is the owner of certain multi-language real time translation intellectual property that we believe is a significant component of the Yappn business opportunity.

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

Our Business

The related group of assets known as Yappn (“Yappn”) is a real-time multilingual business that amplifies brand messaging, helps conduct commerce and provides customer support by globalizing these experiences with its proprietary approach to language. Through its Real Time Multilingual Amplification platform, Yappn eliminates the language barrier, allowing the free flow of communications in nearly 70 languages to support brand and individuals’ marketing objectives, commerce revenue goals and customer support objectives by making language universal for all fans and consumers. These services are increasingly becoming essential for companies to conduct business online as English is no longer the language of the internet. Over 73% of the world’s internet users speak a language other than English (Source: “Internet World Stats 2011” at http://www.internetworldstats.com/stats7.htm). Even domestically, over 66 million or 21% of the U.S. population does not speak English at home as of 2011 (Source: http://www.census.gov/prod/2013pubs/acs-22.pdf). We anticipate that those figures are expected to grow significantly in the following five years.

Yappn has developed cost effective unique and proprietary technology tools and services that create dynamic solutions that enhance a brands messaging, media, e-commerce and support platforms. Through the use of Yappn’s services, we contend that device, location and connection are no long issues for the digital user.

 We believe that Yappn redefines global social marketing by providing a set of stand-alone commercial tools for brands providing easy to implement and cost effective globalization solutions as they are complementary, not competitive, to today’s top social media networks such as Twitter, Facebook, Pinterest, Instagram, Flickr and YouTube, web, mobile, video players, blogs, online broadcasting, private networks and event virtualization.

 Yappn will also be used to enable eCommerce in the multi-language/multi-social media marketing feed of an online store, the multi-language translation of the store, and the multi-language post-sale support of a transaction. We are planning to work with our customers on an incremental revenue based model deriving revenue from a percent of each sale plus professional services, when applicable.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We are in the development stage, and have limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our independent auditors have included an explanatory paragraph, specifically Footnote 2, in their audit report on our financial statements for the fiscal year ended May 31, 2014 regarding concerns about our ability to continue as a going concern and Footnote 2 to the Notes to this Quarterly Report also discusses concerns about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FotoYapp

Fotoyapp is a multichannel consumer platform for web, portable and mobile devices and allows users to instantly connect photos and images to almost any content in almost any language. This builds on the idea that “a picture is worth a thousand words” by revolutionizing social engagement and allowing images and content to be linked to each other and shared instantly, creating the ability to share beyond the image. A user simply takes an image from a camera, tablet, computer, etc. and uploads it to Fotoyapp along with key words that describe the image. Fotoyapp automatically adds the users current social media accounts like Twitter, Facebook and Sina Wibo and crawls the web for related social media posts using the selected key words. A Web crawler is an software application that systematically browses the World Wide Web, typically for the purpose of Web indexing. The result is a stand-alone page where images are socially and visually enabled with all types of related content that automatically defaults to the view’s language, regardless of what language the social content was posted in.

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

Legal Proceedings

None.

RESULTS OF OPERATIONS

Revenues

We are in the process of developing and launching our multi-language platform.  We had revenues of $nil and $5,760 for the three months ended August 31, 2014 and August 31, 2013, respectively. Comparative period revenues resulted from services provided for a single customer event prior to launch of the platform. Our management is focusing on developing relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters.

Cost of revenue

We incurred costs of revenue of $nil and $3,543, for the three months ended August 31, 2014 and 2013, respectively. These costs were directly attributable to the revenues generated in the comparative period and resulted in a gross profit of $nil and $2,217, for the three months ended August 31, 2014 and 2013, respectively.

Total operating expenses

During the three months ended August 31, 2014 and 2013, total operating expenses were 1,590,372 and $1,058,675, respectively.

For the three months ended August 31, 2014, the operating expenses consisted of marketing expense of $283,434, research and development expenses of $320,977, general and administrative expenses of $320,177, legal and professional fees of $36,877 and consulting fees of $104,500. For the comparable three months ended August 31, 2013, total operating expenses were $1,058,675.  The operating expenses consisted of marketing expenses of $122,774, research and development expenses of $338,176, general and administrative expenses of $194,621, legal and professional fees of $105,835 and consulting fees of $297,269.

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

General and administrative expenses include and CFO and VP corporate securities services, administrative services for accounting and finance, outside consulting costs for business development, costs for investor relations and general business needs and averaged approximately $325,000 per quarter. These costs have grown as we have worked to develop a customer base and meet the needs of investors to finance our operation. The fees for CFO services, VP corporate securities and other finance related services for accounting and general business needs are primarily being provided by our parent, Intertainment Media, Inc. Many of the fees of the firms providing these services were paid with common stock. The Company has made some direct hires over the comparative period which has increased the overall costs as well. Legal fees and Professional fees were incurred primarily for use of legal counsel related to financing arrangements for preferred stock, convertible promissory notes and warrants and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs. Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide strategic position of our products, markets and customer introductions. Many of the fees of the firms providing these services were paid with common stock.

Total other income and expenses

Other (income) expenses totaled $(863,361) and $(6,226,693), for the three months ended August 31, 2014 and August 31, 2013, respectively. The change of $(5,363,332) is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into our common stock or have provisions that provide an option to convert into our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of our common stock fluctuates.

During the three months ended August 31, 2014, total other (income) consisted of interest expense of $63,900, financing expenses related to convertible debentures, and warrants that are considered derivative liabilities totaling $4,167, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(945,065) and other miscellaneous expense of $13,637.

During the three months ended August 31, 2013, total other income and expenses resulted in income of $(6,226,693).  The other expenses consisted of interest expense of $7,846 and financing expenses on the issuance of derivative liabilities of $1,957,530. The financing expenses consisted of a financing cost of $2,007,390 related to the issuance of the preferred stock and warrants on June 7, 2013, offset by an adjustment to reduce the value of the amount accrued for warrants to be issued of $49,860. Other income consisted of the decrease in the fair value of the derivative liabilities resulting in income of $8,181,735 and miscellaneous other income of $10,334.

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

During the three month period ended August 31, 2014 and year ended May 31, 2014, we raised $678,830 and $3,860,093, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures and preferred stock through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises were $4,167 and $1,957,530, for the three month period ended August 31, 2014 and August 31, 2013, respectively. There were less derivative financings raised in the quarter ending August 31, 2014 than the comparative period, instead the Company made more use of bridge loans and the line of credit arrangement.

For the three month period ended August 31, 2014, the gain from fair value adjustment largely relates to the passage of time where value naturally erodes, as well as the moderate decreases in the Company’s stock price. In the comparative period, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments and warrants from Fiscal 2013. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $945,065 for the three month period ended August 31, 2014 in contrast to a larger gain of $8,181,735 for the three month period ended August 31, 2013, a change of $7,236,670.

Net income (loss) and comprehensive income (loss)

During the three months ended August 31, 2014 and 2013, we had net loss and comprehensive loss of $727,011 and net income and comprehensive income of $5,170,235, respectively.

Liquidity and Capital Resources

As of August 31, 2014, we had a cash balance of $45,303, which is a decrease of $943,389 from the ending cash balance of $988,692 as of May 31, 2014. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations we have issued convertible preferred stock, short term notes, convertible debt instruments and warrants under various subscription private placements to accredited investors for gross cash receipts of $678,380 and $3,860,093 for the three months ended August 31, 2014 and the year ended May 31, 2014. We have used this financing for funding operations and replacing short term high cost debt instruments with lower cost longer term financial instruments where the economics made sense.

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

Going Concern Consideration

We incurred net losses and comprehensive losses resulting in a deficit of $10,865,119 through August 31, 2014. At August 31, 2014 we had total assets of $283,919 and liabilities totaling $5,785,681 and a working capital deficit of $2,011,869. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2014 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended August 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov. The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www.energizerresources.com, (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-Q.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)
10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (15)
14.1	Code of Ethics and Conduct (15)
21.1	List of Subsidiaries (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRLTaxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

(11) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2014.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2014.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

(14) Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on September 9, 2013.

(15) Incorporated by reference to Exhibits 10.32 and 14.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

*   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October 2014.

YAPPN CORP.

By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

