Form 10-Q
period 2014-11-30
YAPPN CORP.
filed 2015-01-13
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2014

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

There were 130,678,139 shares outstanding of registrant’s common stock, par value $0.001 per share, as of January 13, 2014.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of November 30, 2014 (unaudited) and May 31, 2014	4
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended November 30, 2014 and 2013 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended November 30, 2014 and May 31, 2014	6
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2014 and 2013 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4	Controls and Procedures	37

PART II

Item 1.	Legal Proceedings	37
Item 1A.	Rick Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
SIGNATURES		41

PART I

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

YAPPN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of November 30, 2014	As of May 31, 2014
Assets
Current assets:
Cash		$300,566	$988,692
Accounts receivable		77,975	-
Prepaid expenses		17,179	3,310
Total current assets		395,720	992,002

Equipment, net		1,478	-

Total Assets		$397,198	$992,002

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$484,825	$444,041
Accrued expenses		505,012	141,176
Accrued development and related expenses - related party	11	215,693	145,316
Short term loans	4	308,322	477,311
Line of credit	5	1,925,000	800,000
Convertible promissory notes and debentures	6	115,653	100,846
Total current liabilities		3,554,505	2,108,690

Other liabilities:
Derivative warrant liability	9	531,546	2,531,282
Convertible promissory notes and debentures	6	1,694,823	2,406,329
Total Liabilities		5,780,874	7,046,301

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series 'A' Convertible, 10,000,000 shares authorized; 2,010,000 shares issued and outstanding	8	201	201
Common stock, par value $.0001 per share, 200,000,000 shares authorized;
129,878,139 and 125,855,794, issued and outstanding, respectively	7	12,988	12,586
Common stock, par value $.0001 per share, 993,444 and -0- shares subscribed not issued, respectively		124,567	-
Additional paid-in capital		6,241,574	4,071,022
Deficit		(11,763,006)	(10,138,108)
Total Stockholders' Deficit		(5,383,676)	(6,054,299)
Total Liabilities And Stockholders' Deficit		$397,198	$992,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Unaudited)

		Three Months Ended November 30		Six Months Ended November 30
	Note	2014	2013	2014	2013

Revenues		$77,975	$25,500	$77,975	$31,260

Cost of revenue		206	6,440	206	9,983

Gross profit		77,769	19,060	77,769	21,277

Operating expenses:
Marketing	11	608,291	167,658	891,724	290,432
Research and development expenses	11	175,755	330,760	496,732	668,936
General and administrative expenses	11	399,857	311,037	720,033	464,743
Professional fees		62,360	61,043	99,237	191,870
Consulting		220,495	106,921	324,995	420,113
Depreciation		61	-	119	-
Stock based compensation		84,453	-	608,802	-
Total operating expenses		1,551,272	977,419	3,141,642	2,036,094

Loss from operations		(1,473,503)	(958,359)	(3,063,873)	(2,014,817)

Other (income) expense:
Interest expense		85,066	20,248	148,966	28,094
Financing expense on issuance of convertible notes and common stock		576,339	85,546	580,506	2,043,076
Change in fair value of derivative liabilities and convertible notes		(1,187,810)	155,297	(2,132,875)	(8,026,438)
Miscellaneous expense (income)		(49,131)	9,156	(35,572)	(1,178)
Total other (income) expense		(575,536)	270,247	(1,438,975)	(5,956,446)

Net (loss) income before taxes		(897,967)	(1,228,606)	(1,624,898)	3,941,629

Provision for income taxes		-	-	-	-

Net (loss) income and comprehensive (loss) income		$(897,967)	$(1,228,606)	$(1,624,898)	$3,941,629

Net (loss) income per weighted-average shares of common stock - basic		$(0.01)	$(0.01)	$(0.01)	$0.04

Net (loss) income per weighted-average shares of common stock - diluted		$(0.01)	$(0.01)	$(0.01)	$0.03

Weighted-average number of shares of common stock issued and outstanding - basic		127,919,163	100,300,000	126,881,141	100,262,295

Weighted-average number of shares of common stock issued and outstanding - diluted		127,919,163	100,300,000	126,881,141	121,193,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the year ended May 31, 2014 and six months ended November 30, 2014

	Common				Preferred		Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2013	100,000,000	10,000	-	-	7,710,000	-	64,997	(7,496,635)	(7,421,638)

Issuance of common stock for consulting services	1,900,000	190	-	-	-	-	215,521	-	215,711
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	1,650,000	-	-	-	-
Issuance of common stock for licensing rights	1,666,667	167	-	-	-	-	133,166	-	133,333
Issuance of common stock for technology	13,333,333	1,333	-	-	-	-	(1,333)	-	-
Issuance of warrants classified as equity	-	-	-	-	-	-	2,609,256	-	2,609,256
Imputed interest on short term loan	-	-	-	-	-	-	27,799	-	27,799
Issuance of common stock on conversion of Series A Preferred stock	7,350,000	735	-	-	(7,350,000)	-	734,265	-	735,000
Issuance of common shares on conversion of convertible debt	1,605,794	161	-	-	-	-	86,552	-	86,713
Reclassification of preferred stock from derivative liability	-	-	-	-	-	201	200,799	-	201,000
Net loss for the year ended May 31, 2014	-	-	-	-	-	-	-	(2,641,473)	(2,641,473)
Balance - May 31, 2014	125,855,794	12,586	-	-	2,010,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	-	-	755,199	-	755,199
Stock options issued	-	-	-	-	-	-	608,802	-	608,802
Stock to be issued under prior obligations	-	-	993,444	124,567	-	-	-	-	124,567
Beneficial conversion feature	-	-	-	-	-	-	622,636	-	622,636
Stock issued for consulting services	950,000	95	-	-	-	-	78,405	-	78,500
Issuance of common stock on conversion of convertible debt	3,072,345	307	-	-	-	-	105,510	-	105,817
Net loss for the period ended November 30, 2014	-	-	-	-	-	-	-	(1,624,898)	(1,624,898)

Balance - November 30, 2014	129,878,139	12,988	993,444	124,567	2,010,000	201	6,241,574	(11,763,006)	(5,383,676)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended November 30, 2014	For the Six Months ended November 30, 2013
Cash Flows From Operating Activities:
Net (loss) income and comprehensive (loss) income	$(1,624,898)	$3,941,629
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	119	-
Stock based compensation	608,802	-
Change in fair value of derivative liabilities and convertible notes	(2,132,875)	(8,026,438)
Financing expense on issuance of convertible notes, and common stock	580,506	2,120,184
Stock issuance for consulting services and licensing rights	78,500	334,044
Imputed interest expense on loan	-	26,409
Changes in operating assets and liabilities:
Accounts receivable	(77,975)	(31,260)
Prepaid development and related expenses - related party	-	80,518
Prepaid expenses	(13,869)	(25,328)
Accounts payable and accrued liabilities	404,620	212,754
Accrued development and related expense - related party	70,377	512,542
Net Cash Used in Operating Activities	(2,106,693)	(854,946)

Cash Flows From Investing Activities:
Capital expenditures	(1,593)	-
Net Cash Used in Investing Activities	(1,593)	-

Cash Flows From Financing Activities:
Proceeds from convertible notes and debentures	455,340	474,276
Proceeds from line of credit, net	1,125,000	-
Repayments of short term loans	(305,238)	-
Proceeds from short term loans	244,607	-
Repayment of convertible notes and debentures	(99,549)	-
Proceeds from the issuance of preferred stock and warrants	-	165,000
Net Cash Provided by Financing Activities	1,420,160	639,276

Net (decrease) in cash	(688,126)	(215,670)
Cash, beginning of period	988,692	217,037
Cash, end of period	$300,566	$1,367

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Reclassification of derivative liabilities to additional paid in capital	$755,200	$-
Common stock issuances for consulting services	$78,500	$42,000
Common stock to be issued for consulting and other obligations	$124,567	$292,044
Common stock issuance from conversions of convertible debt	$105,817	$-
Conversion of short term loans	$100,000	$-
Cash paid for interest during the six month period	$54,303	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

Notes to Condensed Consolidated Financial Statements

November 30, 2014

(Unaudited)

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 70,000,000 shares of common stock of the Company. As a result of this exchange, Intertainment Media Inc. acquired, at that time, a 70 percent ownership of the Company. The accompanying condensed consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements (“interim financial statements”) of the Company as of November 30, 2014, and for the three and six month periods ended November 30, 2014 and 2013, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2014, and the results of its operations and its cash flows for the three and six month periods ended November 30, 2014 and November 30, 2013. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2015. The accompanying interim financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2014 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

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

Marketing, Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $608,291 and $167,658 for the three months ended November 30, 2014 and November 30, 2013, respectively and totaled $891,724 and $290,432 for the six months ended November 30, 2014 and November 30, 2013.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2014, the Company had outstanding 2,010,000 shares of Series A Convertible Preferred Stock (note 8) with a conversion feature to shares of common stock at an conversion price of $0.10, five year warrants to purchase an additional 54,326,666 shares of common stock (note 8) at a per share exercise price ranging from $0.054 to $0.22, 5,436,667 stock options (note 10) that have vested with an exercise price of $0.10, and convertible notes and debentures that are convertible into 21,856,666 shares of common stock at the option of the holder based on the value of the debt host at the time of conversion with exercise prices ranging from $0.10 to $0.15. All of these issuances have a dilutive effect on earnings per share when the Company has net income for the period.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the condensed consolidated statements of operations and comprehensive income (loss). There have been no penalties or interest related to unrecognized tax benefits reflected in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended November 30, 2014 and November 30, 2013.

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

As of November 30, 2014 and May 31, 2014, the carrying value of accounts payable, accrued expenses, short term loans, accrued development and related expenses and line of credit approximated fair value due to the short-term nature of these instruments.

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

Fair Value of Convertible Promissory Notes and Debentures

The Company has issued convertible promissory notes and debentures that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value. These instruments are measured at the greater of the present value of the note discounted at market rates or using a binomial lattice valuation methodology and are included in the condensed consolidated balance sheets under the caption “convertible promissory notes and debentures”. Any unrealized and realized gains and losses related to the convertible promissory notes are recorded based on the changes in the fair values and are reflected as change in fair value of derivatives and convertible notes on the condensed consolidated statements of operations and comprehensive loss.

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

“Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statement of operations, cash flows and stockholder’s equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has adopted ASU 2014-10 for its financial statements for the year ended May 31, 2015 beginning with the quarter ended August 31, 2014.

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

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $11,763,006 through November 30, 2014.

As of November 30, 2014, the Company had a working capital deficit of $3,158,785. During the six months ended November 30, 2014, net cash used in operating activities was $2,106,693. The Company expects to have similar cash needs for the next six months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives. During the six months ended November 30, 2014, the Company raised $1,420,160 through various financial instruments net of repayments.

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

4. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $240,000) with a private investor. The Company previously converted a portion of a previous loan from this lender (Canadian $350,000), from a prior fiscal year, into a convertible debenture. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $46,025 (Canadian $50,000) of this loan on June 13, 2014 leaving $175,330 ($190,000 Canadian) outstanding. As at November 30, 2014, the loan had a value of $165,934.

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,056 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $1,000 par value, convertible into shares of the Company’s common stock and 1,666,667 issuable shares of common stock (Series C warrants) at a purchase price of $0.22 per share (Note 6). As at November 30, 2014 an amount of $24,475 ($28,000 Canadian) remains outstanding.

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

On July 17, 2014 the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. On September 12, 2014 $43,705 (Canadian $50,000) was repaid on this note. As of November 30, 2014, the value of the loan was $52,446.

On July 23, 2014, the Company borrowed $50,234 (Canadian $53,750) from a private investor in the form of a bridge loan with combined loan and interest fees of $5,841 (Canadian $6,250). This loan and the fees were repaid in full on August 5, 2014.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014. As of November 30, 2014, the value of the remaining balance of the loan was $65,558 (Canadian $75,000).

During August 2014, the Company received a total of $125,000 from intended subscribers for convertible debentures, which closed on September 2, 2014. The Company treated these as short term loans where interest is accrued at 6% (same rate as the convertible debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture.

The following is a summary of Short Term Loans:

Principal amounts	Nine Month Term Loan	Three Month Term Loan	Other Loans	Total
Borrowing on July 10, 2013	$336,000	$-	$-	$336,000
Borrowing on January 7, 2014	-	253,200	-	253,200
Borrowing on January 9, 2014	-	-	271,200	271,200
Total	336,000	253,200	271,200	860,400
Fair value adjustments and accrued interest	(15,841)	3,952	-	(11,889)
Repayments	-	-	(271,200)	(271,200)
Conversions	(100,000)	-	-	(100,000)
Fair value at May 31, 2014	220,159	257,152	-	477,311
Borrowing on July 17, 2014	-	-	100,915	100,915
Borrowing on July 23, 2014	-	-	50,234	50,234
Borrowing on August 4, 2014	-	-	93,458	93,458
Borrowings in August 2014 (multiple dates)	-	-	125,000	125,000
Total	-	-	369,697	369,697
Fair value adjustments	(8,200)	606	(10,077)	(17,671)
Repayments	(46,025)	(142,506)	(116,707)	(305,238)
Conversions	-	(90,777)	(125,000)	(215,777)
Fair value at November 30, 2014	$165,934	$24,475	$117,913	$308,322

5. Line of Credit - Loan Agreement and Promissory Note

On March 26, 2014, the Company received an advance in the amount of $150,000 on a loan agreement and promissory note, finalized on April 7, 2014, whereby the Company can borrow up to $3,000,000 from a third party lender. The loan agreement is for an initial two year term subject to the lender’s right to demand repayment of the outstanding balance. It carried a one-time arrangement fee of $60,000 recognized as a financing expense at origination, carries an interest rate of 12% per annum and a 1% draw down fee on each draw. Pursuant to the loan agreement, the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10. Upon the Company’s first draw down of $200,000 from the line of credit, 2,000,000 five year warrants vest. For each subsequent $100,000 the Company draws, 1,000,000 five year warrants will vest until the 8,000,000 warrants are vested. The Company’s common stock that are issuable on the exercise of warrants will be granted registration rights, allowing the shares to be sold, once registration occurs. In addition, the Company entered into a general security agreement with the lender to which it granted the lender a first position security interest in all of its assets and in the event of default under the security agreement or the promissory note, the lender may foreclose on the assets of the Company.

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

From June 1, 2014 to November 30, 2014, the Company drew $1,550,155 against the line of credit and repaid $425,155 resulting in a net additional amount of $1,125,000 and an outstanding obligation of $1,925,000 at November 30, 2014.

6. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of shares of common stock to be issued in accordance with conversion price protection clauses, the Company has recorded these instruments as liabilities at fair value. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of November 30, 2014, May 31, 2014 and the commitment date.

The following is a summary of the convertible promissory notes and debentures as of November 30, 2014:

Principal amounts:	Asher Enterprises Notes	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Borrowing on October 9, 2013	$78,500	$-	$-	$-	$78,500
Borrowing on November 15, 2013	-	65,000	-	-	65,000
Borrowing on December 12, 2013	42,500	-	-	-	42,500
Borrowing on February 21, 2014	-	40,000	-	-	40,000
Borrowing on December 17, 2013	-	-	-	50,000	50,000
Borrowing on January 29, 2014	-	-	395,000	-	395,000
Borrowing on February 27, 2014	-	-	305,000	-	305,000
Borrowing on April 1, 2014	-	-	469,000	-	469,000
Borrowing on April 16, 2014	-	40,000	-	-	40,000
Borrowing on April 23, 2014	-	-	50,000	-	50,000
Borrowing on May 30, 2014	-	-	1,000,000	-	1,000,000
Conversions	-	(65,000)	-	-	(65,000)
Repayments	(78,500)	-	-	-	(78,500)
Total Borrowings at May 31, 2014	42,500	80,000	2,219,000	50,000	2,391,500
Borrowing on June 27, 2014	-	-	250,000	-	250,000
Borrowing on September 2, 2014	-	-	125,000	-	125,000
Borrowing on September 3, 2014	-	50,000	-	-	50,000
Borrowing on October 6, 2014	-	-	50,000	-	50,000
Borrowing on October 22, 2014	-	40,000	-	-	40,000
Borrowing on October 27, 2014	-	-	50,000	-	50,000
Conversions	-	(80,000)	-	-	(80,000)
Repayments	(42,500)	-	-	(50,000)	(92,500)
Total Borrowings at November 30, 2014	$-	$90,000	$2,694,000	$-	$2,784,000

Convertible notes and debt at fair value at commitment date	$141,805	$295,111	$2,086,720	$49,421	$2,573,057
Change in fair value	(36,226)	(100,968)	177,420	10,449	50,675
Repayments	(64,603)	-	-	-	(64,603)
Conversions to common stock	-	(51,954)	-	-	(51,954)
Convertible notes and debt at fair value at May 31, 2014	$40,976	$142,189	$2,264,140	$59,870	$2,507,175

Convertible notes and debt at fair value at the commitment date	-	137,071	436,887	-	573,958
Change in fair value (from May 31 or Fiscal 2015 commitment date)	$18,075	$(57,790)	$(1,006,204)	$16,130	$(1,029,789)
Repayments (cash)	(59,051)	-	-	(76,000)	(135,051)
Conversions to common stock	-	(105,817)	-	-	(105,817)
Convertible notes and debt at fair value at November 30, 2014	$-	$115,653	$1,694,823	$-	$1,810,476

Balance at May 31, 2014
Current	$40,976	$-	$-	$59,870	$100,846
Long term	-	142,189	2,264,140	-	2,406,329
	$40,976	$142,189	$2,264,140	$59,870	$2,507,175
Balance at November 30, 2014
Current	$-	$115,653	$-	$-	$115,653
Long term	-		1,694,823	-	1,694,823
	$-	$115,653	$1,694,823	$-	$1,810,476

Asher Enterprises, Inc.

On October 9, 2013, the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $78,500 pursuant to a Securities Purchase Agreement, which was executed on October 9, 2013. The Convertible Note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date from issuance. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s shares of common stock for the ten trading days immediately prior to the conversion date. The Convertible Note has a stated maturity date of July 2, 2014 and had an interest rate of 8% per annum until it becomes due. On March 28, 2014, the Company paid approximately $109,000 to settle in full the outstanding balance of $78,500, a prepayment fee and related interest on the Convertible Note.

On December 12, 2013, the Company sold an 8% Convertible Note to Asher Enterprises, Inc. in the principal amount of $42,500 pursuant to a Securities Purchase Agreement which was executed on December 4, 2013. The Convertible Note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date from issuance. The conversion price is 61% of the average of the lowest three closing bid prices of the Company’s shares of common stock for the ten trading days immediately prior to the conversion date. The Convertible Note matures on September 6, 2014 and has an interest rate of 8% per annum until it becomes due. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 22% per annum from the due date thereof. On June 10, 2014, the Company paid $59,051 to settle in full the outstanding balance of $42,500, prepayment fee and related interest on the Convertible Note.

JMJ Financial

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor and forms part of the amount qualifying for conversion. On November 15, 2013, the Company borrowed $65,000 against the Note. The agreement was amended on February 21, 2014 and applies retroactively to the date of issuance. The Convertible Promissory Note is due two years from the effective date of each payment. It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount. The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note. After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval. After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $0.10 per share or 60% of the lowest trade price in the 25 days prior to conversion. The note has piggyback registration rights with respect to the shares into which the note is convertible. On February 21, 2014 the Company borrowed an additional $40,000 against the Note and on April 16, 2014 the Company borrowed an additional $40,000 against the Note. During May of 2014, JMJ Financial elected to convert the $65,000 principal, original issue discount, due diligence fees and interest accrued in exchange for 1,605,794 common shares (Note 7). On September 3, 2014 the Company borrowed an additional $50,000 against the Note and on October 22, 2014 the Company borrowed an additional $40,000 against the Note. During September of 2014, JMJ Financial elected to convert $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 1,111,704 common shares (Note 7). During the same quarter of 2014, JMJ Financial elected to convert an additional $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 1,960,641 common shares (Note 7).

As of November 30, 2014, the principal borrowing remaining under this agreement was $90,000, with a fair value of $115,653.

Accounting allocation of initial proceeds:	November 15, 2013			February 21, 2014		April 16, 2014		September 3, 2014		October 22, 2014
Gross proceeds		$65,000			$40,000		$40,000		$50,000		$40,000
Fair value of promissory notes		(142,812)			(54,286)		(98,014)		(83,973)		(53,098)
Financing expense on the issuance of promissory notes		$77,812			$14,286		$58,014		$33,973		$13,098

Key inputs to determine the fair value at the commitment date:
Stock price		$0.07			$0.05		$0.14		$0.12		$0.04
Current exercise price		$0.05			$0.03		$0.05		$0.06		$0.04
Time to expiration – days		730			632		578		436		389
Risk free interest rate		.11%			.08%		.37%		.1%		.11%
Estimated volatility		150%			150%		150%		150%		150%
Dividend		-			-		-		-		-

Key inputs to determine the fair value at May 31, 2014:
Stock price	$	N/A			$0.16		$0.16	$	N/A	$	N/A
Current exercise price	$	N/A			$0.08		$0.08	$	N/A	$	N/A
Time to expiration – days		N/A			533		533		N/A		N/A
Risk free interest rate		N/A	%		.37%		.37%		N/A %		N/A %
Estimated volatility		N/A	%		150%		150%		N/A %		N/A %
Dividend		-			-		-		N/A		N/A

Key inputs to determine the fair value at November 30, 2014:
Stock price	$	N/A		$	N/A	$	N/A		$0.04		$0.04
Current exercise price	$	N/A		$	N/A	$	N/A		$0.02		$0.02
Time to expiration – days		N/A			N/A		N/A		352		352
Risk free interest rate		N/A	%		N/A %		N/A %		.13%		.13%
Estimated volatility		N/A	%		N/A %		N/A %		150%		150%
Dividend		N/A			N/A		N/A		-		-

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

The Notes matures 24 months from the issuance date and has an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The Notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10. Under the subscription agreement, the Company has granted price protection provisions that provide the holder of Series A warrants with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.15 for a period of twelve months from issuance. The Company determined the warrants issued to the Line of Credit lenders (Note 5) qualified as a breach of this covenant, therefore all Series A warrants were revalued to a $0.10 exercise price with the adjustment reflected as a change in the fair value. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.

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

Accounting allocation of initial proceeds:	January 29, 2014		February 27, 2014		April 1, 2014
Gross proceeds		$395,000		$305,000		$469,000
Fair value of the convertible promissory notes		(320,787)		(247,696)		(665,511)
Derivative warrant liability fair value – Series A (Note 9)		(161,950)		(125,050)		(776,664)
Financing expense on the issuance of instruments		$87,737		$67,746		$973,175

Key inputs to determine the fair value at the commitment date:
Stock price		$0.05		$0.05		$0.18
Current exercise price – promissory notes		$0.10		$0.10		$0.10
Current exercise price – Series A warrants		$0.15		$0.15		$0.15
Time to expiration – days (promissory notes)		732		731		731
Time to expiration – days (warrants)		1,826		1,826		1,826
Risk free interest rate (promissory notes)		.32%		.32%		.32%
Risk free interest rate (warrants)		1.52%		1.51%		1.74%
Estimated volatility		150%		150%		150%
Dividend		-		-		-
Market interest rate for the company		18%		18%		18%

Key inputs to determine the fair value of the promissory notes at May 31, 2014:
Stock price		$0.16		$0.16		$0.16
Current exercise price		$0.10		$0.10		$0.10
Time to expiration – days		610		638		671
Risk free interest rate		.37%		.37%		.37%
Estimated volatility		150%		150%		150%
Dividend		-		-		-

Key inputs to determine the fair value of the promissory notes at November 30, 2014:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		427		455		488
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		-		-		-

Convertible Debentures with Series C or Series D Warrants

On April 23, 2014, the Company authorized and issued 50 Units for $50,000 to a private investor. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that mature on April 23, 2016; and (ii) a warrant entitling the holder thereof to purchase 333,333 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on April 23, 2019.

On May 30, 2014, the Company authorized and issued 1,000 Units for $1,000,000 to Array Capital Corporation. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that matures on May 30, 2016; and (ii) a warrant entitling the holder thereof to purchase 6,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on May 30, 2019.

On June 27, 2014, the Company authorized and issued two separate issues of 125 Units. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $90,777 (Canadian $100,000) in the loan originated on January 7, 2014 as described in Note 4. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019.

On September 2, 2014, the Company authorized and issued three separate issues of 25, 75, and 25 Units. This total authorized and issuance of 125 Units, at a value of $125,000, was to three independent accredited investors in exchange for $125,000 in cash proceeds (see note 4). The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on September 2, 2016; and (ii) a warrant entitling the holder thereof to purchase 833,334 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on September 2, 2019.

On October 6, 2014, the Company authorized and issued 50 Units for $50,000 to Subtle Disruption in exchange for the settlement of $50,000 in trade payables. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that matures on October 6, 2016; and (ii) a warrant entitling the holder thereof to purchase 333,333 shares of common stock (Series D Warrant) at a purchase price of $0.22 per share that expires on October 6, 2019.

On October 27, 2014, the Company authorized and issued 50 Units for $50,000 to IBEC Holdings Inc. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that matures on October 6, 2016; and (ii) a warrant entitling the holder thereof to purchase 333,333 shares of common stock (Series D Warrant) at a purchase price of $0.22 per share that expires on October 27, 2019.

The debentures mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.15 or as adjusted based on price protection. The warrants may be exercised in whole or in part.

Due to the Company’s breach of the authorization limit of common stock on a diluted basis on August 14, 2014, the Company is classifying the above noted warrants issued since this date as financial liabilities, which would otherwise be recorded as equity instruments and classified as part of additional paid in capital. All derivatives other than stock options issuable into common stock will be classified and accounted for as financial liabilities (see note 1 for applicable accounting policies) until the breach of the Company’s authorization limit of common stock on a diluted basis is rectified. The accounting impact of the August 14, 2014, breach only occurs under the earliest issue date sequencing approach at the date of the next issued applicable derivative, which was September 2, 2014.

Accounting allocation of initial proceeds:	Fourth Quarter Fiscal 2014		First Quarter Fiscal 2015			Second Quarter Fiscal 2015
Gross proceeds		$1,050,000		$250,000			$225,000
Fair value of the convertible debentures		(852,726)		(254,167)			(182,720)
Fair value of liability warrants		-		-			(152,951)
Fair value of equity warrants		(197,274)		-			-
Financing expense on the issuance of derivative instruments		$-		$4,167			$110,671

Key inputs to determine the fair value at the commitment date:
Stock price		$0.15-0.16		$0.20		$	N/A
Current exercise price		$0.15		$0.15		$	N/A
Time to expiration – days		731		731			N/A
Risk free interest rate		.37%		.45%			N/A	%
Estimated volatility		150%		150%			N/A	%
Dividend		-		-			-
Market interest rate for the company		18%		18%			N/A	%

Key inputs to determine the fair value of the convertible debentures at May 31, 2014:
Stock price		$0.16	$	N/A		$	N/A
Current exercise price		$0.15	$	N/A		$	N/A
Time to expiration – days		693-730		N/A			N/A
Risk free interest rate		.37%		N/A	%		N/A	%
Estimated volatility		150%		N/A	%		N/A	%
Dividend		-		-			-
Market interest rate for the company		18%		N/A	%		N/A	%

Key inputs to determine the fair value of the convertible debentures at November 30, 2014:
Stock price	$	N/A	$	N/A		$	N/A
Current exercise price	$	N/A	$	N/A		$	N/A
Time to expiration – days		510-547		575			642-697
Risk free interest rate		N/A %		N/A	%		N/A	%
Estimated volatility		N/A %		N/A	%		N/A	%
Dividend		N/A		N/A			N/A
Market interest rate for the company		N/A %		N/A	%		N/A	%

Other

On December 17, 2013, the Company sold two 8% convertible promissory notes in the amount of $25,000 each to independent accredited investors for a total of $50,000. After deductions for banking fees of $2,500 and legal expenses of $1,500 for each note, the Company received $21,000 for each note for a total of $42,000. The notes would have matured on September 13, 2014. Each note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average prices of the lowest two closing prices on the 10 days prior to conversion pursuant to the requirements of the note. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 24% per annum.

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

On May 9, 2014, the Company issued 700,000 shares of common stock, with a value of $101,711 to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations; 300,000 shares of common stock, valued at $24,000, in part compensation to a provider of strategic consulting services; and 300,000 shares of common stock to consulting firms, valued at $15,000, as compensation for services.

On May 9, 2014 the Company issued 1,666,667 shares of common stock, valued at $133,333, to Ortsbo for amending the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and to issue the Company the right to purchase a copy of the source code for $2,000,000. On April 28, 2014, the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of common stock. Although the common shares had a fair value of $2,000,000 at the date of the exchange, the transaction was ascribed a value of $Nil as described in Note 11. To complete the transactions 15,000,000 shares of common stock were issued on May 9, 2014.

On May 16, 2014 and May 19, 2014, the Company issued 400,000 and 1,205,794 shares to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $65,000 dated November 15, 2013 (Note 6).

On September 3, 2014, and September 16, 2014, the Company issued 270,000 and 841,704 shares to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $40,000 dated November 15, 2013 (Note 6).

On September 10, 2014, the Company issued and transferred 350,000 shares of common stock, valued at $35,000 in exchange for business consulting services. On October 1, 2014 the Company issued an additional 300,000 shares of common stock, valued at $27,000, in exchange for business consulting services. On November 3, 2014, the Company issued an additional 150,000 shares of common stock, valued at $7,500, in exchange for business consulting services. On November 5, 2014, the Company issued an additional 150,000 shares of common stock, valued at $9,000, in exchange for business consulting services.

On October 23, 2014, November 5, 2014 and November 20, 2014, the Company issued 450,000, 700,000 and 810,641 shares respectively to JMJ Financial as a result of the settlement and conversion of $40,000 of principal amount, representing a portion of the convertible note dated November 15, 2013 (Note 6).

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 75,926,665 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") by certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 18,440,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 45,880,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $0.10 to $0.22 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014.

As part of the contractual rights of certain existing convertible debenture holders, the Company finalized its calculation of shares to be issued in association with the timing of filing its Registration Statement noted above. This resulted in a value of shares to be issued in the amount of $124,567.

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

Subscription Agreement with Series A Preferred Shares and warrants

On March 28, 2013, May 31, 2013 and June 7, 2013, the Company sold an aggregate of 9,360,000 Units at a per unit price of $0.10 on a private placement basis to certain investors for an aggregate $936,000 in proceeds. Each Unit consisted of (i) one share of the Series A Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of common stock; and (ii) a five year warrant to purchase an additional share of the Company’s common stock at a per share exercise price of $0.10. Due to the issuance of common stock to JMJ Financial (Note 6) the May 31, 2013 and June 7, 2013 warrants were revalued to $0.054. The March 28, 2013 warrants were not revalued because the one year price protection provision expired before the issuance of the common shares to JMJ Financial.

Accounting allocation of initial proceeds: (Only Fiscal 2014 )	June 7, 2013
Gross proceeds	$165,000
Derivative preferred stock liability fair value	(1,025,475)
Derivative warrant liability fair value	(1,146,915)
Financing expense on the issuance of derivative instruments	$2,007,390

The key inputs used in the determination of fair value of the Series A Preferred Stock and warrants at the commitment date:
Stock price	$0.72
Current exercise price	$0.10
Time to expiration – days (preferred stock)	365
Time to expiration – days (warrants)	1,826
Risk free interest rate	1.48%
Estimated volatility (preferred stock)	100%
Estimated volatility (warrants)	150%
Dividend	-

The following table reflects the preferred stock activity for the year ended May 31, 2014 and the six month period ended November 30, 2014:

Preferred Stock
Outstanding as of June 1, 2013	7,710,000
Issued on June 7, 2013	1,650,000
Conversion of preferred stock into common stock	(7,350,000)
Total – as of May 31, 2014	2,010,000
Conversion of preferred stock into common stock	-
Total – as of November 30, 2014	2,010,000

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

Warrants

Subscription Agreement with Series A Preferred Shares

On March 28, 2013, May 31, 2013 and June 7, 2013, the Company issued a total of 9,360,000 five year warrants as part of a Unit under subscription agreements that included Series A preferred shares with full ratchet anti-dilution protection provisions. The price protection provisions were effective for twelve months from date of issuance.

On March 29, 2014, the price protection provisions expired on 4,010,000 shares issuable under warrants and the fair value of $917,087 was reclassified from a derivative liability to equity. As of May 31, 2014, the remaining shares issuable under warrants of 3,700,000 and 1,650,000 with issuance dates of May 31, 2013 and June 7, 2013, respectively were still reflected as a derivative liability and were revalued to $0.054. However, subsequent to May 31, 2014, when the price protection provisions expired, they were reclassified from derivative liability to equity.

On November 15, 2013, the Company issued 120,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, to a broker as compensation for a portion of the private placement made on May 31, 2013 for these Units. These warrants were estimated using the same valuation techniques and have a value of $12,888 as at May 31, 2014.

Series A, B, C and D Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395 Series A and Series B warrants, 305 Series A and Series B warrants, and 469 Series A and Series B warrants, respectively, with unsecured 6% convertible promissory notes (Note 6), as part of the defined offered Unit under the subscription agreements on those respective dates. Each Series A warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.10 per share after the re-pricing of the instruments took place. Each Series B warrant entitles the holder thereof to purchase 10,000 shares of common stock for a purchase price of $0.20 per share.

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

During the fourth quarter of Fiscal 2014, the Company authorized and issued Series C warrants to acquire 333,333 and 6,666,667 shares of common stock on April 23, 2014 and May 30, 2014, respectively, to accredited investors with unsecured 6% convertible debentures, $1,000 par value, convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on April 23, 2016 and May 30, 2016 respectively. The Series C warrants entitle the holder thereof to purchase shares of common stock at a purchase price of $0.22 per share and have a five year life. The Series C warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter.

During the first quarter of Fiscal 2015, the Company authorized and issued two separate issues of 125 Units on June 27, 2014. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $100,000 in the loan originated on January 7, 2014 as described in Note 6. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s at a common stock conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019.

During the second quarter of Fiscal 2015, the Company authorized and issued Series C warrants to acquire 833,333 shares of common stock on September 2, 2014 and issued Series D warrants to acquire 333,333 and 333,333 shares of common stock on October 6, 2014, and October 27, 2014 respectively, to accredited investors. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debentures, $1,000 par value convertible into shares of the Company’s at a common stock conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on September 2, 2016, October 6, 2016, and October 27, 2014 respectively; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series D Warrant) at a purchase price of $0.22 per share that expires on September 2, 2016, October 6, 2016, and October 27, 2014 respectively. The Series D warrants do not provide any price protection provisions and therefore should be treated as equity instruments at the commitment date and thereafter; however these warrants are booked as liabilities as the Company breached its authorized share limit on a diluted basis, which required any additional warrants that otherwise would have been recorded as equity instruments to be recorded as liability instruments.

Due to the Company’s breach of the authorization limit of common stock on a diluted basis on August 14, 2014, the Company is classifying the above noted warrants issued since this date as financial liabilities, which would otherwise be recorded as equity instruments and classified as part of additional paid in capital. All derivatives other than stock options issuable into common stock will be classified and accounted for as financial liabilities (see note 1 for applicable accounting policies) until the breach of the Company’s authorization limit of common stock on a diluted basis is rectified. The accounting impact of the August 14, 2014, breach only occurs under the earliest issue date sequencing approach at the date of the next issued applicable derivative, which was September 2, 2014.

Line of Credit Arrangement

Pursuant to the loan agreement and promissory note entered on April 7, 2014 (Note 5), the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10.

The following is a summary of warrants issued, exercised and expired through November 30, 2014:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	4,010,000	$0.10	March 28, 2018
Issued on May 31, 2013	3,700,000	$0.054	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	7,710,000	-	-
Issued on June 7, 2013	1,650,000	$0.054	June 7, 2018
Issued on November 15, 2013	120,000	$0.10	November 15, 2018
Issued Series A warrants on January 29, 2014	3,950,000	$0.10	January 29, 2019
Issued Series B warrants on January 29, 2014	3,950,000	$0.20	January 29, 2019
Issued Series A warrants on February 27, 2014	3,050,000	$0.10	February 27, 2019
Issued Series B warrants on February 27, 2014	3,050,000	$0.20	February 27, 2019
Issued Series A warrants on April 1, 2014	4,690,000	$0.10	April 1, 2019
Issued Series B warrants on April 1, 2014	4,690,000	$0.20	April 1, 2019
Issued to Lender – Line of Credit	8,000,000	$0.10	April 7, 2019
Issued Series C warrants on April 23, 2014	333,333	$0.22	April 23, 2019
Issued Series C warrants on May 30, 2014	6,666,667	$0.22	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	47,860,000
Issued Series C warrants on June 27, 2014	1,666,667	$0.22	June 27, 2019
Issued Series C warrants on September 2, 2014	833,333	$0.22	September 2, 2019
Issued Series D warrants on October 6, 2014	333,333	$0.22	October 6, 2019
Issued Series D warrants on October 27, 2014	333,333	$0.22	October 27, 2019
Issued warrants – consultants	3,300,000	$0.15	May 30, 2019
Exercised and expired	-
Total – as of November 30, 2014	54,326,666

The outstanding warrants at November 30, 2014 and May 31, 2014 have a weighted average exercise price of approximately $0.14 and $0.16 per share, respectively, and have an approximate weighted average remaining life of 4.2 and 4.7 years, respectively.

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

The Company issued warrants to two separate consulting firms in the amount of 2,000,000 and 1,300,000 respectively included in financing expense on October 6, 2014 with an exercise price of $0.15 both with expiry dates of May 30, 2019.

The following table is a summary of those warrants that are reflected in equity as of the year ended November 30, 2014:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	4,010,000	$917,087
Issued warrants on May 31, 2013	3,700,000	543,530
Issued warrants on June 7, 2013	1,650,000	211,670
Issued Series B warrants on January 29, 2014	3,950,000	-
Issued Series B warrants on February 27, 2014	3,050,000	-
Issued Series B warrants on April 1, 2014	4,690,000	-
Issued to Loan Agreement - Credit Line	8,000,000	1,495,200
Issued Series C warrants on April 23, 2014	333,333	9,395
Issued Series C warrants on May 30, 2014	6,666,667	187,574
Issued Series C warrants on June 27, 2014	1,666,667	-
Total – as of November 30, 2014	37,716,667	$3,364,456

For those warrants with price protection provisions, the calculation methodologies for the fair values of the derivative warrant liability are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

9. Derivative Preferred Stock and Warrant Liabilities

For the three and six months ended November 30, 2014 and the year ended May 31, 2014, the Company has Series A warrants outstanding with price protection provisions that provide the holder with a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the exercise price of $0.10 (the revised price for the Series A warrants). The conversion price of the warrants will be decreased to the new price. The price protection on the preferred shares was for a twelve month period from date of issuance and all of these price protection periods have expired (see below), while the price protection on the warrants varies based on the individual warrant instruments issued with some having twelve months and others with no protection.

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of November 30, 2014 and May 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Accounting for Derivative Preferred Stock Liability

As of May 31, 2014, as a result of the expiration of the price protection provision on the preferred shares outstanding, any outstanding preferred stock has been reclassified to equity.

The following is a summary of the derivative preferred stock liability for the year ended May 31, 2014 and the six months ended November 30, 2014:

	Value	Number of Preferred Stock Units
Balance as of June 1, 2013	$3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Decrease in fair value of derivative preferred stock liability	(3,569,337)	-
Conversion into common stock	(735,000)	(7,350,000)
Transfer value of preferred stock to equity	(201,000)	(2,010,000)
Balance as of May 31, 2014 and November 30, 2014	$-	-

For the six months ended November 30, 2014 and November 30, 2013, the revaluation of the preferred stock at each reporting period resulted in the recognition of $0 and a gain of $4,007,756 respectively within the Company’s interim condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities and convertible notes”. The changes in fair value of the preferred stock liability had no effect on the Company’s condensed consolidated cash flows. As the price protection provisions for the remaining 2,010,000 outstanding preferred stock expired as of March 28, 2014, the value of $201,000 was reclassified from a derivative preferred stock liability to equity. As a result, the Company no longer has a preferred stock liability as at May 31, 2014 and November 30, 2014.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments with price protection provisions have been measured at fair value at November 30, 2014 and May 31, 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection provisions in its condensed consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the interim condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s condensed consolidated cash flows.

The following is a summary of the derivative warrant liability for the year ended May 31, 2014 and the six months ended November 30, 2014:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2013	7,710,000	$4,050,278
Warrants issued June 7, 2013	1,650,000	1,146,915
Warrants issued November 15, 2013	120,000	9,636
Series A warrants issued on January 29, 2014	3,950,000	161,950
Series A warrants issued on February 27, 2014	3,050,000	125,050
Series A warrants issued on April 1, 2014	4,690,000	776,664
Warrants reclassified to equity (price protection expiry)	(4,010,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Balance as of May 31, 2014	17,160,000	2,531,282
Warrants reclassified to equity (price protection expiry Note 8)	(5,350,000)	(755,200)
Warrants exercised or expired	-	-
Series C warrants issued on September 2, 2014	833,333	111,584
Series D warrants issued on October 6, 2014	333,333	28,667
Series D warrants issued on October 27, 2014	333,333	12,700
Warrants issued to consultants	3,300,000	294,030
Decrease in fair value of derivative warrant liability	-	(1,691,517)
Total – as of November 30, 2014	16,609,999	$531,546

For the six months ended November 30, 2014 and November 30, 2013, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $492,969 and $4,173,979 respectively within the Company’s condensed consolidated statements of operations and comprehensive loss and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants at November 30, 2014 and May 31, 2014 was $531,546 and $2,531,282, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative warrant liability”.

Warrants under Subscription Agreement with Series A Preferred Shares

The warrants, issued as part of a Unit with the Series A preferred shares, have price protection provisions that expire twelve months from the date of issue (Note 8). Fair values were calculated after the expiry period for the calculation of the value to be transferred to equity.

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The key inputs used in the determination of fair value after the expiry period on June 8, 2014 and June 1, 2014 and the year ended May 31, 2014 when these warrants were recorded as liabilities are as follows:

	June 8, 2014	June 1, 2014	May 31, 2014
Stock price	$0.14	$0.16	$0.16
Current exercise price	$0.054	$0.054	$0.054

Time to expiration – days (range)	1,461	1,461	1,461–1,468
Risk free interest rate	1.66%	1.54%	1.54%
Estimated volatility	150%	150%	150%
Dividend		-	-

The key inputs used in the May 31, 2014 and November 15, 2013 issuance of 120,000 warrants for determination of fair value calculations were as follows:

	November 30, 2014	May 31, 2014	November 15, 2013
Stock price	$0.04	$0.16	$0.08
Current exercise price	$0.10	$0.10	$0.10
Time to expiration – days	1,446	1,629	1,826
Risk free interest rate	1.49%	1.54%	1.37%
Estimated volatility	150%	150%	150%
Dividend	-	-	-

Series A Warrants

The Series A warrants, issued as part of a Unit including convertible debt, have price protection provisions that expire twelve months from the date of issue (Note 6).

The key inputs used in the determination of fair value of the Series A warrants at the commitment date and reporting period:

	November 30, 2014	May 31, 2014
Warrants – Series A (issuable under warrant)	11,690,000	11,690,000

Stock price	$0.04	$0.16
Current exercise price	$0.10	$0.10
Time to expiration – days (range)	1,550 -1,674	1,704-1,766
Risk free interest rate	1.49%	1.54%
Estimated volatility	150%	150%
Dividend	-	-

10. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan. The total number of shares of common stock authorized for issuance under this plan is 15,000,000. The Company completed its first grant of stock options immediately after the plan was approved. The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding August 14, 2014 (First Grant)	10,470,000	$0.10
Exercised	-	-
Cancelled, forfeited or expired	-	-
Outstanding at November 30, 2014	10,470,000	$0.10
Options exercisable at November 30, 2014	5,436,667	$0.10
Fair value of options vesting during the six months ended November 30, 2014	$524,349

As at November 30, 2014, vested and exercisable options do not have any intrinsic value and a weighted-average remaining contractual term of 4.3 years. It is expected the 5,033,333 unvested options will ultimately vest, and each has an exercise price of $0.10 and a weighted average remaining term of 4.6 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at November 30, 2014 and the option’s exercise price, for all options that are in the money. This value was $nil as at November 30, 2014.

As at November 30, 2014, there is $332,864 of unearned stock based compensation cost related to stock options granted that have not yet vested (5,033,333 options). This cost is expected to be recognized over a remaining weighted average period of 1.2 years. 7,100,000 of the stock options granted on August 14, 2014 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 150,000 options vest contingent on revenue targets, and 150,000 options vest on April 1, 2015. The remaining options all have immediate vesting terms.

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

11. Related Party Balances and Transactions

On March 28, 2013, the Company purchased the Yappn assets from Intertainment Media, Inc. in consideration for 70,000,000 shares of common stock for a controlling 70 percent interest (as of that date) in the Company. The Chief Executive Officer and director of the Company, David Lucatch is the Chief Executive Officer and directors of Intertainment Media, Inc. and Herb Willer, is a director of Intertainment Media, Inc.

On March 28, 2013, as part of the assets purchased the Company also assumed a technology services agreement with Ortsbo, a wholly-owned subsidiary of Intertainment Media, Inc. Mr. Lucatch is also the president and a member of the Board of Directors of Ortsbo, Inc. Mr. Lucatch is also a member of the Board of Directors of Ortsbo USA, Inc. The service agreement requires the Company to pay cost plus thirty percent (30%) for actual cost incurred by Ortsbo in providing technology services. In addition, the Company shall pay to Ortsbo, Inc. an ongoing revenue share which shall equal seven percent (7%) of the gross revenue generated by the Company’s activities utilizing the technology.

On October 23, 2013, the Company and Ortsbo, Inc., entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 1,666,667 shares of restricted common stock of the Company. The shares of common stock were valued at the market price on the date of the agreement for a value of $133,333. On April 28, 2014, the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and as Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at $nil on the condensed consolidated balance sheet. As of November 30, 2014, Ortsbo holds 15,000,000 restricted common stock of the Company.

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

For the year ended May 31, 2014, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc. Related party fees incurred and paid or accrued under this arrangement totaled $1,668,930 for the year ended May 31, 2014 and a remaining related party liability balance totaling $145,316 existed as of May 31, 2014.

For the three and six months ended November 30, 2014, related party fees incurred and paid for general development and managerial services performed by its parent, Intertainment Media, Inc. and its subsidiary totaled $164,263 and $590,016, respectively, and for the three and six months ended November 30, 2013 $402,393 and $778,727 respectively. As of November 30, 2014 and May 31, 2014, the related party liability balance totaled $215,693 and $145,316, respectively.

12. Subsequent Events

JMJ Financial

On December 12, 2014, the Company paid $55,556 to settle in full the outstanding balance of the $40,000 draw from April 16, 2014 plus original issuance discount and due diligence on the $500,000 convertible promissory note from JMJ Financial (note 6).

Increase authorized common stock limit

On December 22, 2014, the Company held its annual shareholder’s meeting. During the meeting shareholders approved the increase of authorized and issued shares of common stock to 400,000,000. As a result of this increase, warrants previously classified as liabilities will be revalued as of this date and moved into equity. The Company has filed an amendment with the State of Delaware to affect this change. Upon receiving this change back, the Company’s authorized common stock limit will be finalized. At this time, the Company will account for warrant liability instruments that were only accounted for as liabilities due to the authorized common stock breach as equity instruments.

December billings

The Company continued to bill for development and professional services related to the build of multi-lingual marketing websites that will provide additional e-commerce opportunities to advertising partners in the amount of $134,265.

JSJ Investment Inc.

On December 24, 2014, the Company sold a Convertible Note in the principal amount of $100,000 to JMJ Investment, Inc. The Convertible Note matures on June 23, 2015 and has an interest rate of 15%. The note may be converted into shares common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 50% of the lowest 15 days prior to conversion or 10 cents. Early payback penalties are 140% from 120-150 days and 150% up to the maturity date of the note.

LG Capital Funding, LLC

On December 24, 2014, the Company, sold a Convertible Note in the principal amount of $75,000. The Convertible Note matures on December 24, 2015 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average of 2 lowest closing bid prices from the 10 days prior to conversion or 10 cents. Early payback penalties are 150% and is eligible up to 180 days from the inception of the note.

Vista Capital Investments, LLC

On December 29, 2014, the Company, sold a Convertible Note in the principal amount of $110,000, 10% original issuance discount and advanced $50,000 on closing. The Convertible Note matures on December 29, 2015 and has an interest rate of 12%. The note may be converted into shares common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest closing bid prices from the 25 days prior to conversion or 10 cents. Early payback penalties are 125% up to 90 days and 145% after 90 days.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our fiscal 2014 Annual Report on Form 10-K for the year ended May 31, 2014, filed with the Securities and Exchange Commission on August 29, 2014. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Business History

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we filed an amended and restated certificate of incorporation to change our name to “YAPPN Corp.” and increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  Further, in March 2013, our Board of Directors declared a stock dividend, whereby an additional 14 shares of our common stock was issued for each one share of common stock outstanding to each holder of record on March 25, 2013.  All per share information in this report reflect the effect of such stock dividend. On December 22, 2014, we held our annual shareholder’s meeting. During the meeting shareholders approved the increase of authorized and issued shares of common stock to 400,000,000 shares of common stock. We have filed an amendment with the State of Delaware to affect this change.

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

Through Yappn, we have developed cost effective unique and proprietary technology tools and services that create dynamic solutions that enhance a brands messaging, media, e-commerce and support platforms. Through the use of Yappn’s services, we contend that device, location and connection are no long issues for the digital user.

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

The Yappn tool set (yappn.com,, which website is expressly not incorporated into this filing) provides brands with a series of technology add-ons to complement their current social media activities and allows them to reach a global audience by instantly providing key messaging in almost 70 languages.

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

FotoYapp

Fotoyapp is a multichannel consumer platform for web, portable and mobile devices and allows users to instantly connect photos and images to almost any content in almost any language. This builds on the idea that “a picture is worth a thousand words” by revolutionizing social engagement and allowing images and content to be linked to each other and shared instantly, creating the ability to share beyond the image. A user simply takes an image from a camera, tablet, computer, etc. and uploads it to Fotoyapp along with key words that describe the image. Fotoyapp automatically adds the users current social media accounts like Twitter, Facebook and Sina Wibo and crawls the web for related social media posts using the selected key words. A Web crawler is a software application that systematically browses the World Wide Web, typically for the purpose of Web indexing. The result is a stand-alone page where images are socially and visually enabled with all types of related content that automatically defaults to the view’s language, regardless of what language the social content was posted in.

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

Yappn has completed a business agreement with Getty Images for its FotoYapp multi-channel app. Pursuant to this agreement, Influencers (defined as a celebrity, athlete or otherwise famous individual with a social network of fans which consists of but not limited to, significant Facebook fans, twitter followers and Instagram followers.) that Yappn and Fotoyapp have agreements with will have authenticated access to photography through the Getty Images platform allowing them to instantly tag, comment and share images through Fotoyapp, giving them the ability to broaden their social outreach. Additionally, consumers will have access to some of the world’s best imagery through select Getty Images collections offered on Fotoyapp, providing new opportunities to create global social engagement with content and FotoYapp’s multi-lingual social sharing with a wide range of business solutions.

Digital Widget Factory

Yappn has executed a three-year Master Services Agreement and SOW (statement of work) with Digital Widget Factory to develop and manage a minimum of 200 multilingual E-commerce sites which will include multilingual online marketing through traditional online services and social engagement. Expected first year revenues for the program are estimated to be up to $3,000,000 in revenues (although no assurances can be provided that such amounts will be achieved or profitability realized) with rapid expansion of sites planned for 2016 and 2017. Contract terms allowed for pre-paid fees in association with the project of a minimum of $250,000 plus 20% net profit on the program for the term duration. A copy of the Master Services Agreement is attached hereto as Exhibit 10.36.

The Services Agreement

We acquired the rights under the Services Agreement dated March 21, 2013 between IMI and IMI’s wholly owned Ortsbo subsidiaries upon the closing of the Asset Purchase. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”).  The Services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use.  Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

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

In October 2013, we amended the Services Agreement.  Under the terms of the amendment to the Services Agreement, we will have the first right of refusal to purchase the Ortsbo platform and all its assets and operations for a period of two years; increasing its use of Ortsbo's technology for business to consumer social programs at a purchase price to be negotiated at the time we exercise our right. We also have a right to purchase a copy of the source code only applicable to Yappn programs for $2,000,000 which may be paid in cash or restricted shares of our common stock at a per share price of $.15 per share. As part of the enhancement agreement, we issued Ortsbo 1,666,667 shares of our restricted common stock. On April 28, 2014, we exercised our right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock for a value of $2,000,000.

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

Intellectual Property

We own (i) the yappn.com domain name (which website is expressly not incorporated into this filing) and (ii) the Yappn name and all trademarks, service marks, trade dress and copyrights associated with the Yappn name, logo and graphic art.  We may prepare several patent filings in the future. Upon payment of the applicable fees pursuant to the Services Agreement, we will become the exclusive owner of copyright in the literary works or other works of authorship delivered by Ortsbo to us as part of the Services provided under the Services Agreement (the “Deliverables”).  All such rights shall not be subject to rescission upon termination of the Services Agreement.  Also as set forth in the Services Agreement, we shall grant to Ortsbo (i) a non-exclusive (subject to certain limitations) license to use the Deliverables for the sole purpose of developing its technology, (ii) a non-exclusive license to use, solely in connection with the provision of the Services, any intellectual property owned or developed by us or on our behalf and necessary to enable Ortsbo to provide the Services and (iii) a license to use intellectual property obtained by us from third parties and necessary to enable Ortsbo to provide the Services.  All such licenses shall expire upon termination of the Services Agreement.

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

Legal Proceedings

None.

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on October 24, 2014 (amended November 7, 2014) for up to 75,926,665 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") by certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 18,440,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 45,880,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $0.10 to $0.22 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014.

RESULTS OF OPERATIONS

Three Months ended November 30, 2014 and November 30, 2013

Revenues

We are in the process of commercialization of our multi-language platform.  We had revenues of $77,975 and $25,500 for the three months ended November 30, 2014 and November 30, 2013, respectively. Comparative period revenues resulted from services provided for a few limited customer events prior to launch of the platform. Our management is focusing on developing relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters.

Cost of revenue

We incurred costs of revenue of $206 and $6,440, for the three months ended November 30, 2014 and 2013, respectively. These costs were directly attributable to the revenues generated in the comparative period and resulted in a gross profit of $77,769 and $19,060, for the three months ended November 30, 2014 and 2013, respectively.

Total operating expenses

During the three months ended November 30, 2014 and 2013, total operating expenses were $1,551,272 and $977,419, respectively.

For the three months ended November 30, 2014, the operating expenses consisted of marketing expense of $608,291, research and development expenses of $175,755, general and administrative expenses of $399,857, legal and professional fees of $62,360, consulting fees of $220,495 and stock based compensation of $84,453. For the comparable three months ended November 30, 2013, total operating expenses were $977,419.  The operating expenses consisted of marketing expenses of $167,658, research and development expenses of $330,760, general and administrative expenses of $311,037, professional fees of $61,043 and consulting fees of $106,921.

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

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, outside consulting costs for business development, costs for investor relations and general business needs and averaged approximately $325,000 per quarter. These costs have grown as we have worked to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct hires over the comparative period which has increased the overall costs as well. Professional fees were incurred primarily for use of legal counsel related to financing arrangements for convertible promissory notes and warrants and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs. Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services were paid with common stock.

Total other income and expenses

Other (income) expenses totaled $(575,536) and $270,247, for the three months ended November 30, 2014 and November 30, 2013, respectively. The change of $(845,783) is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into our common stock or have provisions that provide an option to convert into our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of our common stock fluctuates.

During the three months ended November 30, 2014, total other (income) consisted of interest expense of $85,066, financing expenses related to convertible debentures, warrants and contractual obligations totaling $576,339, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(1,187,810) and other miscellaneous income of $(49,131).

During the three months ended November 30, 2013, total other income and expenses resulted in losses of $270,247.  The other expenses consisted of interest expense of $20,248 and financing expenses on the issuance of derivative liabilities of $85,546. Other income consisted of the decrease in the fair value of the derivative liabilities resulting in income of $155,297 and miscellaneous other income of $9,156.

During the six month period ended November 30, 2014 and year ended May 31, 2014, we raised $1,420,160 and $3,860,093, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises and prior obligations were $576,339 and $85,546, for the three month period ended November 30, 2014 and November 30, 2013, respectively. There was less financing raised in the quarter ending November 30, 2014 from convertible notes and no financing from preferred share issuance than the comparative period, instead the we made more use of bridge loans and the line of credit arrangement.

For the three month period ended November 30, 2014, the gain from fair value adjustment largely relates to the passage of time where value naturally erodes, as well as the moderate decreases in the our stock price. In the comparative period, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments and warrants from Fiscal 2013. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $1,187,810 for the three month period ended November 30, 2014 in contrast to a loss of $155,297 for the three month period ended November 30, 2013, a change of $1,343,107.

Net income (loss) and comprehensive income (loss)

During the three months ended November 30, 2014 and 2013, we had net loss and comprehensive loss of $897,967 and 1,228,606 respectively.

Six Months ended November 30, 2014 and November 30, 2013

Revenues

We are in the process of commercialization of our multi-language platform.  We had revenues of $77,975 and $31,260 for the six months ended November 30, 2014 and November 30, 2013, respectively. Comparative period revenues resulted from services provided for a few limited customer events prior to launch of the platform. Our management is focusing on developing relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters.

Cost of revenue

We incurred costs of revenue of $206 and $9,983, for the six months ended November 30, 2014 and 2013, respectively. These costs were directly attributable to the revenues generated in the comparative period and resulted in a gross profit of $77,769 and $21,277, for the six months ended November 30, 2014 and 2013, respectively.

Total operating expenses

During the six months ended November 30, 2014 and 2013, total operating expenses were $3,141,642 and $2,036,094, respectively.

For the six months ended November 30, 2014, the operating expenses consisted of marketing expense of $891,724, research and development expenses of $496,732, general and administrative expenses of $720,033, professional fees of $99,237, consulting fees of $324,995 and stock based compensation of $608,802. For the comparable six months ended November 30, 2013, total operating expenses were $2,036,094.  The operating expenses consisted of marketing expenses of $290,432, research and development expenses of $668,936, general and administrative expenses of $464,743, professional fees of $191,870 and consulting fees of $420,113.

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

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, outside consulting costs for business development, costs for investor relations and general business needs and averaged approximately $325,000 per quarter. These costs have grown as we have worked to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct hires over the comparative period which has increased the overall costs as well. Professional fees were incurred primarily for use of legal counsel related to financing arrangements for, convertible promissory notes and warrants and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs. Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services were paid with common stock.

Total other income and expenses

Other (income) expenses totaled $(1,438,975) and $(5,956,446), for the six months ended November 30, 2014 and November 30, 2013, respectively. The change of $(4,517,471) is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into our common stock or have provisions that provide an option to convert into our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of our common stock fluctuates.

During the six months ended November 30, 2014, total other (income) consisted of interest expense of $148,966, financing expenses related to convertible debentures, and warrants that are considered derivative liabilities totaling $580,506, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(2,132,875) and other miscellaneous income of $(35,572).

During the six months ended November 30, 2013, total other income and expenses resulted in income of $(5,956,446).  The other expenses consisted of interest expense of $28,094 and financing expenses on the issuance of derivative liabilities of $2,043,076. Other income consisted of the increase in the fair value of the derivative liabilities resulting in a gain of $8,026,438 and miscellaneous other income of $1,178.

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

As of November 30, 2013, we adjusted the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock and warrants previously issued. The market price of the common shares declined from a May 31, 2013 share price of $0.55 to a November 30, 2013 share price of $0.09. As a result of the revaluation of the derivative instruments on November 30, 2013, the related derivative liabilities were reduced, which contribute to the vast majority of the $8,026,438 recorded gain for the six months ended November 30, 2013.

During the six month period ended November 30, 2014 and year ended May 31, 2014, we raised $1,420,160 and $3,860,093, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises and prior obligations were $580,506 and $2,043,076 for the six month period ended November 30, 2014 and November 30, 2013, respectively. There were less financing raised in the quarter ending November 30, 2014 from convertible notes and No financing from preferred share issuance than the comparative period, instead we made more use of bridge loans and the line of credit arrangement.

For the six month period ended November 30, 2014, the gain from fair value adjustment largely relates to the passage of time where value naturally erodes, as well as the moderate decreases in our stock price. In the comparative period, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments and warrants from Fiscal 2013. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $2,132,875 for the six month period ended November 30, 2014 in contrast to a larger gain of $8,026,438 for the six month period ended November 30, 2013, a change of $5,893,563

Net income (loss) and comprehensive income (loss)

During the six months ended November 30, 2014 and 2013, we had net (loss) income and comprehensive (loss) income of $(1,624,898) and 3,941,629 respectively.

Liquidity and Capital Resources

As of November 30, 2014, we had a cash balance of $300,566, which is a decrease of $688,126 from the ending cash balance of $988,692 as of May 31, 2014. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued convertible preferred stock, short term notes, convertible debt instruments and warrants under various subscription private placements to accredited investors for gross cash receipts of $1,420,160 and $3,860,093 for the six months ended November 30, 2014 and the year ended May 31, 2014. We have used this financing for funding operations and replacing short term high cost debt instruments with lower cost longer term financial instruments where the economics made sense.

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

Going Concern Consideration

We incurred net losses and comprehensive losses resulting in a deficit of $11,763,006 through November 30, 2014. At November 30, 2014, we had total assets of $397,198 and liabilities totaling $6,403,510 and a working capital deficit of $3,158,785. These factors raise substantial doubt as to our ability to continue as a going concern.

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

There can be no assurance that the raising of equity or debt will be successful or that our anticipated financing will be available in the future, at terms satisfactory us. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on our ability to continue as a going concern. If we cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2014 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the six months ended November 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 30, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2014, and September 16, 2014, the Company issued 270,000 and 841,704 shares to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $40,000 dated November 15, 2013 (Note 6).

On September 10, 2014, the Company issued and transferred 350,000 shares of common stock, valued at $35,000 in exchange for business consulting services. On October 1, 2014 the Company issued an additional 300,000 shares of common stock, valued at $27,000, in exchange for business consulting services. On November 3, 2014, the Company issued an additional 150,000 shares of common stock, valued at $7,500, in exchange for business consulting services. On November 5, 2014, the Company issued an additional 150,000 shares of common stock, valued at $9,000, in exchange for business consulting services.

On October 23, 2014, November 5, 2014 and November 20, 2014, the Company issued 450,000, 700,000 and 810,641 shares respectively to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $40,000 dated November 15, 2013 (Note 6).

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On September 2, 2014, the Company amended the employment agreement for David Lucatch, our Chief Executive Officer, to add a provision permitting for a liquidation bonus equal to ten percent of the Net Proceeds from the Divesture of the Company or any subsidiary, provided that the Board Of Directors approves strategic business plan and budget for the Company and all operating divisions/subsidiaries and the Divesture would add significant value for the shareholders. A copy of the Amendment is attached hereto as Exhibit 10.33.

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

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)
10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014.(14)
10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014.*
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014.*
14.1	Code of Ethics and Conduct (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRLTaxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

(10) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2014.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2014.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2014.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

(15) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.

*   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of January 2015.

YAPPN CORP.

By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

