Form 10-Q
period 2015-02-28
YAPPN CORP.
filed 2015-04-14
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2015

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

There were 132,688,139 shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 13, 2015.

Transitional Small Business Disclosure Format Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of February 28, 2015 (unaudited) and May 31, 2014	4
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended February 28, 2015 and 2014 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended February 28, 2015 and May 31, 2014 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and 2014 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4	Controls and Procedures	37

PART II

Item 1.	Legal Proceedings	37
Item 1A.	Rick Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		41

PART I

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

YAPPN CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of February 28, 2015	(audited) As of May 31, 2014
Assets
Current assets:
Cash		$10,131	$988,692
Accounts receivable		601,821	-
Prepaid expenses		26,320	3,310
Total current assets		638,272	992,002

Equipment, net		1,298	-

Total Assets		$639,570	$992,002

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$519,790	$444,041
Accrued expenses		411,977	141,176
Accrued development and related expenses - related party	11	260,843	145,316
Short term loans	4	250,116	477,311
Line of credit	5	2,275,000	800,000
Convertible promissory notes and debentures	6	1,137,378	100,846
Total current liabilities		4,855,104	2,108,690

Other liabilities:
Derivative warrant liability	9	280,462	2,531,282
Convertible promissory notes and debentures	6	1,178,377	2,406,329
Total Liabilities		6,313,943	7,046,301

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series 'A' Convertible, 10,000,000 shares authorized; nil and 2,010,000 shares issued and outstanding	8	-	201
Common stock, par value $.0001 per share, 400,000,000 shares authorized:
132,688,139 and 125,855,794, issued and outstanding, respectively	7	13,269	12,586
Common stock, par value $.0001 per share, 993,444 and -0- shares subscribed not issued, respectively		124,567	-
Additional paid-in capital		7,306,393	4,071,022
Deficit		(13,118,602)	(10,138,108)
Total Stockholders' Deficit		(5,674,373)	(6,054,299)
Total Liabilities And Stockholders' Deficit		$639,570	$992,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Unaudited)

		Three Months Ended February 28		Nine Months Ended February 28
	Note	2015	2014	2015	2014

Revenues		$528,846	$5,875	$606,821	$37,135

Cost of revenue		140,183	4,870	140,389	14,854

Gross profit		388,663	1,005	466,432	22,281

Operating expenses:
Marketing	11	104,383	184,027	996,107	474,459
Research and development expenses	11	100,759	338,048	597,490	1,006,984
General and administrative expenses	11	300,435	195,666	1,020,468	660,409
Professional fees		74,282	64,977	173,520	256,847
Consulting		199,064	239,270	524,059	659,383
Depreciation		57	-	176	-
Stock based compensation		70,378	-	679,179	-
Total operating expenses		849,358	1,021,988	3,990,999	3,058,082

Loss from operations		(460,695)	(1,020,983)	(3,524,567)	(3,035,801)

Other (income) expense:
Interest expense		105,007	25,938	253,973	54,033
Financing expense on issuance of convertible notes and common stock		362,069	121,454	942,574	2,164,530
Change in fair value of derivative liabilities and convertible notes		485,051	(1,368,583)	(1,647,824)	(9,395,021)
Miscellaneous income		(57,224)	(80,291)	(92,796)	(81,469)
Total other (income) expense		894,903	(1,301,482)	(544,073)	(7,257,927)

Net (loss) income before taxes		(1,355,598)	280,499	(2,980,494)	4,222,126

Provision for income taxes		-	-	-	-

Net (loss) income and comprehensive (loss) income		$(1,355,598)	$280,499	$(2,980,494)	$4,222,126

Net (loss) income per weighted-average shares of common stock - basic		$(0.01)	$0.00	$(0.02)	$0.04

Net (loss) income per weighted-average shares of common stock - diluted		$(0.01)	$0.00	$(0.02)	$0.04

Weighted-average number of shares of common stock issued and outstanding – basic		131,058,806	100,300,000	128,258,862	100,274,725

Weighted-average number of shares of common stock issued and outstanding – diluted		131,058,806	120,450,604	128,258,862	114,709,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the year ended May 31, 2014 and nine months ended February 28, 2015

	Common				Preferred		Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2013	100,000,000	10,000	-	-	7,710,000	-	64,997	(7,496,635)	(7,421,638)

Issuance of common stock for consulting services	1,900,000	190	-	-	-	-	215,521	-	215,711
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	1,650,000	-	-	-	-
Issuance of common stock for licensing rights	1,666,667	167	-	-	-	-	133,166	-	133,333
Issuance of common stock for technology	13,333,333	1,333	-	-	-	-	(1,333)	-	-
Issuance of warrants classified as equity	-	-	-	-	-	-	2,609,256	-	2,609,256
Imputed interest on short term loan	-	-	-	-	-	-	27,799	-	27,799
Issuance of common stock on conversion of Series A Preferred stock	7,350,000	735	-	-	(7,350,000)	-	734,265	-	735,000
Issuance of common shares on conversion of convertible debt	1,605,794	161	-	-	-	-	86,552	-	86,713
Reclassification of preferred stock from derivative liability	-	-	-	-	-	201	200,799	-	201,000
Net loss for the year ended May 31, 2014	-	-	-	-	-	-	-	(2,641,473)	(2,641,473)
Balance - May 31, 2014	125,855,794	12,586	-	-	2,010,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	-	-	1,616,121	-	1,616,121
Issuance of warrants classified as equity	-	-	-	-	-	-	37,100	-	37,100
Stock options issued	-	-	-	-	-	-	679,179	-	679,179
Stock to be issued under prior obligations	-	-	993,444	124,567	-	-	-	-	124,567
Beneficial conversion feature	-	-	-	-	-	-	622,636	-	622,636
Stock issued for consulting services	1,750,000	175	-	-	-	-	174,825	-	175,000
Issuance of common stock on conversion of Series A Preferred stock	2,010,000	201	-	-	(2,010,000)	(201)	-	-	-
Issuance of common stock on conversion of convertible debt	3,072,345	307	-	-	-	-	105,510	-	105,817
Net loss (income) for the period ended February 28, 2015	-	-	-	-	-	-	-	(2,980,494)	(2,980,494)

Balance - February 28, 2015	132,688,139	13,269	993,444	124,567	-	-	7,306,393	(13,118,602)	(5,674,373)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended February 28, 2015	For the Nine Months ended February 28, 2014
Cash Flows From Operating Activities:
Net (loss) income and comprehensive (loss) income	$(2,980,494)	$4,222,126
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	176	-
Stock based compensation	679,179	-
Change in fair value of derivative liabilities and convertible notes	(1,647,824)	(9,395,021)
Financing expense on issuance of convertible notes, and common stock	942,574	2,125,655
Stock issuance for consulting services and licensing rights	175,000	367,044
Imputed interest expense on loan	-	25,132
Changes in operating assets and liabilities:
Accounts receivable	(601,821)	(6,254)
Prepaid development and related expenses - related party	-	80,518
Prepaid expenses	(23,010)	8,395
Accounts payable and accrued liabilities	346,550	327,072
Accrued development and related expense - related party	115,527	172,520
Net Cash Used in Operating Activities	(2,994,143)	(2,072,813)

Cash Flows From Investing Activities:
Capital expenditures	(1,593)	-
Net Cash Used in Investing Activities	(1,593)	-

Cash Flows From Financing Activities:
Proceeds from convertible notes and debentures	840,339	1,889,901
Proceeds from line of credit, net	1,475,000	-
Repayments of short term loans	(358,678)	-
Proceeds from short term loans	264,607	-
Repayment of convertible notes and debentures	(204,093)	-
Proceeds from the issuance of preferred stock and warrants	-	165,000
Net Cash Provided by Financing Activities	2,017,175	2,054,901

Net (decrease) in cash	(978,561)	(17,912)
Cash, beginning of period	988,692	217,037
Cash, end of period	$10,131	$199,125

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Reclassification of derivative liabilities to additional paid in capital	$1,653,222	$-
Common stock issuances for consulting services	$175,000	$42,000
Common stock to be issued for consulting and other obligations	$124,567	$325,044
Common stock issuance from conversions of convertible debt	$105,817	$-
Conversion of short term loans	$100,000	$-
Cash paid for interest during the nine month period	$127,626	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YAPPN CORP.

Notes to Condensed Consolidated Financial Statements

February 28, 2015

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements (“interim financial statements”) of the Company as of February 28, 2015, and for the three and nine month periods ended February 28, 2015 and 2014, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2015, and the results of its operations and its cash flows for the three and nine month periods ended February 28, 2015 and February 28, 2014. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2015. The accompanying interim financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2014 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

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

Marketing, Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $104,383 and $184,027 for the three months ended February 28, 2015 and February 28, 2014, respectively and totaled $996,107 and $474,459 for the nine months ended February 28, 2015 and February 28, 2014.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2015, the Company had outstanding five year warrants to purchase an additional 55,026,666 shares of common stock (note 8) at a per share exercise price ranging from $0.054 to $0.22, 5,436,667 stock options (note 10) that have vested with an exercise price of $0.10, and convertible notes and debentures that are convertible into 21,856,666 shares of common stock at the option of the holder based on the value of the debt host at the time of conversion with exercise prices ranging from $0.10 to $0.15. All of these issuances have a dilutive effect on earnings per share when the Company has net income for the period.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the condensed consolidated statements of operations and comprehensive income (loss). There have been no penalties or interest related to unrecognized tax benefits reflected in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended February 28, 2015 and February 28, 2014.

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

As of February 28, 2015 and May 31, 2014, the carrying value of accounts receivable, accounts payable, accrued expenses, short term loans, accrued development and related expenses and line of credit approximated fair value due to the short-term nature of these instruments.

Fair Value of Derivative Instruments, Preferred Stock and Warrants

The Company entered into subscription agreements whereby it sold Units consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock. Both the preferred stock and the warrant initially had price protection provisions and when such provisions are present, the instruments are treated as liabilities rather than as equity instruments resulting from the variability caused by the favorable terms to the holders. The Series A Preferred Stock and the five year warrants provide the holder with full anti-dilution ratchet provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price. The Company also issued other five year warrants as part of subscription agreements that included convertible promissory notes, debentures and line of credit, some of which have similar price protection provisions that expire after twelve months. Upon expiration of the price protection, the instruments will be treated as an equity instrument. The Series A Preferred Stock ratchet provisions ended after twelve months and as such any unconverted preferred shares were no longer treated as a liability, but as an equity instrument.

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivatives feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim period beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $13,118,602 through February 28, 2015.

As of February 28, 2015, the Company had a working capital deficit of $4,216,832. During the nine months ended February 28, 2015, net cash used in operating activities was $2,994,143. The Company expects to have similar cash needs for the next three months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives. During the nine months ended February 28, 2015, the Company raised $2,017,175 through various financial instruments net of repayments.

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

4. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $240,000) with a private investor. The Company previously converted a portion of a previous loan from this lender (Canadian $350,000), from a prior fiscal year, into a convertible debenture. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $46,025 (Canadian $50,000) of this loan on June 13, 2014 leaving $175,330 ($190,000 Canadian) outstanding. As at February 28, 2015, the loan had a value of $151,740.

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,056 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $1,000 par value, convertible into shares of the Company’s common stock and 1,666,667 issuable shares of common stock (Series C warrants) at a purchase price of $0.22 per share (Note 6). As at February 28, 2015 an amount of $22,395 ($28,000 Canadian) remains outstanding.

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

On July 17, 2014 the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. During the nine month period $ 77,145 (Canadian $90,000) was repaid on this note. As of February 28, 2015, the value of the loan was $15,996 (Canadian $20,000).

On July 23, 2014, the Company borrowed $50,234 (Canadian $53,750) from a private investor in the form of a bridge loan with combined loan and interest fees of $5,841 (Canadian $6,250). This loan and the fees were repaid in full on August 5, 2014.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014. As of February 28, 2015, the value of the remaining balance of the loan was $59,985 (Canadian $75,000).

During August 2014, the Company received a total of $125,000 from intended subscribers for convertible debentures, which closed on September 2, 2014. The Company treated these as short term loans where interest is accrued at 6% (same rate as the convertible debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture.

On January 23, 2015, the Company borrowed $16,098 ($20,000 Canadian) in the form of a bridge loan from a private investor with a financing fee of $1,610 ($2,000 Canadian). This loan was paid back on January 26, 2015.

The following is a summary of Short Term Loans:

Principal amounts	Twelve Month Term Loan	Three Month Term Loan	Other Loans	Total
Borrowing on July 10, 2013	$336,000	$-	$-	$336,000
Borrowing on January 7, 2014	-	253,200	-	253,200
Borrowing on January 9, 2014	-	-	271,200	271,200
Total	336,000	253,200	271,200	860,400
Fair value adjustments and accrued interest	(15,841)	3,952	-	(11,889)
Repayments	-	-	(271,200)	(271,200)
Conversions	(100,000)	-	-	(100,000)
Fair value at May 31, 2014	220,159	257,152	-	477,311
Borrowing on July 17, 2014	-	-	100,915	100,915
Borrowing on July 23, 2014	-	-	50,234	50,234
Borrowing on August 4, 2014	-	-	93,458	93,458
Borrowings in August 2014 (multiple dates)	-	-	125,000	125,000
Borrowing on January 23, 2015			16,098	16,098
Total	-	-	385,705	385,705
Fair value adjustments	(22,394)	(1,474)	(51,919)	(75,787)
Repayments	(46,025)	(142,506)	(132,805)	(321,336)
Conversions	-	(90,777)	(125,000)	(215,777)
Fair value at February 28, 2015	$151,740	$22,395	$75,981	$250,116

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

From June 1, 2014 to February 28, 2015, the Company drew $1,900,155 against the line of credit and repaid $425,155 resulting in a net additional amount of $1,475,000 and an outstanding obligation of $2,275,000 at February 28, 2014.

6. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of shares of common stock to be issued in accordance with conversion price protection clauses, the Company has recorded these instruments as liabilities at fair value. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of February 28, 2015, May 31, 2014, and the commitment date.

The following is a summary of the convertible promissory notes and debentures as of February 28, 2015:

Principal amounts:	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Borrowing on October 9, 2013	$-	$-	$78,500	$78,500
Borrowing on November 15, 2013	65,000	-	-	65,000
Borrowing on December 12, 2013	-	-	42,500	42,500
Borrowing on February 21, 2014	40,000	-	-	40,000
Borrowing on December 17, 2013	-	-	50,000	50,000
Borrowing on January 29, 2014	-	395,000	-	395,000
Borrowing on February 27, 2014	-	305,000	-	305,000
Borrowing on April 1, 2014	-	469,000	-	469,000
Borrowing on April 16, 2014	40,000	-	-	40,000
Borrowing on April 23, 2014	-	50,000	-	50,000
Borrowing on May 30, 2014	-	1,000,000	-	1,000,000
Conversions	(65,000)	-	-	(65,000)
Repayments	-	-	(78,500)	(78,500)
Total Borrowings at May 31, 2014	80,000	2,219,000	92,500	2,391,500
Borrowing on June 27, 2014	-	250,000	-	250,000
Borrowing on September 2, 2014	-	125,000	-	125,000
Borrowing on September 3, 2014	50,000	-	-	50,000
Borrowing on October 6, 2014	-	50,000	-	50,000
Borrowing on October 22, 2014	40,000	-	-	40,000
Borrowing on October 27, 2014	-	50,000	-	50,000
Borrowing on December 24, 2014	-	-	75,000	75,000
Borrowing on December 24, 2014	-	-	100,000	100,000
Borrowing on December 29, 2014	-	-	50,000	50,000
Borrowing on February 4, 2015	-	-	115,000	115,000
Borrowing on February 9, 2015	-	-	90,750	90,750
Conversions	(80,000)	-	-	(80,000)
Repayments	(90,000)	-	(92,500)	(182,500)
Total Borrowings at February 28, 2015	$-	$2,694,000	$430,750	$3,124,750

Convertible notes and debt at fair value at commitment date	$295,111	$2,086,720	$191,226	$2,573,057
Change in fair value	(100,968)	177,420	(25,777)	50,675
Repayments	-	-	(64,603)	(64,603)
Conversions to common stock	(51,954)	-	-	(51,954)
Convertible notes and debt at fair value at May 31, 2014	142,189	2,264,140	100,846	2,507,175

Convertible notes and debt at fair value at the commitment date	137,071	436,887	656,507	1,230,465
Change in fair value (from May 31 or Fiscal 2015 commitment date)	(70,223)	(890,751)	(116,823)	(1,077,797)
Repayments (cash)	(103,220)	-	(135,051)	(238,271)
Conversions to common stock	(105,817)	-	-	(105,817)
Convertible notes and debt at fair value at February 28, 2015	$-	$1,810,276	$505,479	$2,315,755

Balance at May 31, 2014
Current	$-	$-	$100,846	$100,846
Long term	142,189	2,264,140	-	2,406,329
	$142,189	$2,264,140	$100,846	$2,507,175
Balance at February 28, 2015
Current	$-	$631,899	$505,479	$1,137,378
Long term	-	1,178,377	-	1,178,377
	$-	$1,810,276	$505,479	$2,315,755

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

JMJ Financial

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor and forms part of the amount qualifying for conversion. On November 15, 2013, the Company borrowed $65,000 against the Note. The agreement was amended on February 21, 2014 and applies retroactively to the date of issuance. The Convertible Promissory Note is due two years from the effective date of each payment. It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount. The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note. After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval. After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $0.10 per share or 60% of the lowest trade price in the 25 days prior to conversion. The note has piggyback registration rights with respect to the shares into which the note is convertible. On February 21, 2014 the Company borrowed an additional $40,000 against the Note and on April 16, 2014 the Company borrowed an additional $40,000 against the Note. During May of 2014, JMJ Financial elected to convert the $65,000 principal, original issue discount, due diligence fees and interest accrued in exchange for 1,605,794 common shares (Note 7). On September 3, 2014 the Company borrowed an additional $50,000 against the Note and on October 22, 2014 the Company borrowed an additional $40,000 against the Note. During September of 2014, JMJ Financial elected to convert $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 1,111,704 common shares (Note 7). During the same quarter of 2014, JMJ Financial elected to convert an additional $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 1,960,641 common shares (Note 7). On December 12, 2014 the Company repaid $50,000 plus original issue discount from the September 3, 2014 borrowings. On January 23, 2015 the Company repaid $40,000 plus original issue discount from the October 27, 2014 borrowing. On February 10, 2015 the note and associated share reserve was cancelled.

JSJ Investment Inc.

On December 24, 2014, the Company sold a Convertible Note in the principal amount of $100,000 to JSJ Investments Inc. The Convertible Note matures on June 23, 2015 and has an interest rate of 15% per annum payable at maturity. The note may be converted into shares common stock of the Company on or after the maturity date at a conversion price of 50% of the lowest 15 days prior to conversion or 10 cents. Early payback penalties are 140% from 120-150 days and 150% up to the maturity date of the note.

LG Capital Funding, LLC

On December 24, 2014, the Company sold a Convertible Note in the principal amount of $75,000. The Convertible Note matures on December 24, 2015 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average of 2 lowest closing bid prices from the 10 days prior to conversion. Early payback penalties are 150% and payback is eligible up to 180 days from the inception of the note.

Vista Capital Investments, LLC

On December 29, 2014, the Company sold a Convertible Note in the principal amount of $110,000, 10% original issuance discount and advanced $50,000 on closing. The Convertible Note matures on December 29, 2015 and has a one time interest charge of 12%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest trading price from the 25 days prior to conversion or 10 cents. Early payback penalties are 125% up to 90 days and 145% after 90 days.

Typenex Co-Investments, LLC

On February 4, 2015, the Company sold a Convertible Note in the principal amount of $115,000, 10% original issuance discount. The Convertible Note matures on January 4, 2016 and has an interest rate of 10% per annum. The note may be converted into common stock at an exercise price of 10 cents per share six months after the sale of the Note. The Company can repay the Note within the first six months at a penalty of 125% of principal amount. After 6 months, repayments can be made on an installment basis, either in cash (plus OID), or in shares of common stock, and if paid in shares of common stock it is at a discount to market which is 70% of market price with a look back. The installments must be made on a monthly schedule if the lender does not convert at their option at the exercise price of 10 cent per share price. Included in this financing was 700,000 fixed price warrants at an exercise price of 10 cents per share with no price protection. The warrants were recorded at a value of $37,100 in additional paid-in capital (Note 8).

Iconic Holdings, LLC

On February 9, 2015, the Company sold a Convertible Note in the face value of $220,000, 10% original issuance discount and advanced $90,750 on closing. The Convertible Note matures on February 9, 2016 and has a guaranteed interest rate on the principal balance of 10%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest average daily trading price from the 25 days prior to conversion or 10 cents. Early payback penalties are 115% from 1-60 days, 125% between 61 and 120 days, 130% between 121 and 180 days, and may not be paid back after 180 days without consent from the Holder.

Accounting allocation of initial proceeds:	Second Quarter Fiscal 2014			Third Quarter Fiscal 2014		Fourth Quarter Fiscal 2014		Second Quarter Fiscal 2015			Third Quarter Fiscal 2015
Gross proceeds		$65,000			$40,000		$40,000		$90,000			$430,750
Fair value of promissory notes		(142,812)			(54,286)		(98,014)		(137,071)			(656,507)
Fair value of equity warrant		-			-		-		-			(37,100)
Financing expense on the issuance of promissory notes		$77,812			$14,286		$58,014		$47,071			$262,857

Key inputs to determine the fair value at the commitment date:
Stock price		$0.07			$0.05		$0.14		$0.04-0.12			$0.05-0.07
Current exercise price		$0.05			$0.03		$0.05		$0.04-0.06			$0.02-0.10
Time to expiration – days		730			632		578		389-436			181-365
Risk free interest rate		.11%			.08%		.37%		.1-.11%			.14-.26%
Estimated volatility		150%			150%		150%		150%			150%
Dividend		-			-		-		-			-

Key inputs to determine the fair value at May 31, 2014:
Stock price	$	N/A			$0.16		$0.16	$	N/A		$	N/A
Current exercise price	$	N/A			$0.08		$0.08	$	N/A		$	N/A
Time to expiration – days		N/A			533		533		N/A			N/A
Risk free interest rate		N/A	%		.37%		.37%		N/A	%		N/A %
Estimated volatility		N/A	%		150%		150%		N/A	%		N/A %
Dividend		-			-		-		N/A			N/A

Key inputs to determine the fair value at February 28, 2015:
Stock price	$	N/A		$	N/A	$	N/A	$	N/A			$0.05
Current exercise price	$	N/A		$	N/A	$	N/A	$	N/A			$0.03-0.10
Time to expiration – days		N/A			N/A		N/A		N/A			115-346
Risk free interest rate		N/A	%		N/A %		N/A %		N/A	%		.07-.22%
Estimated volatility		N/A	%		N/A %		N/A %		N/A	%		150%
Dividend		N/A			N/A		N/A		N/A			N/A

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 shares of common stock (individually Series A Warrant) at an exercise price of $0.15; and, (iii) a warrant entitling the holder thereof to purchase 10,000 shares of common stock (individually Series B Warrant) at an exercise price of $0.20. The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private individual (Note 4).

The Notes matures 24 months from the issuance date and has an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The Notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.10 per share. Under the subscription agreement, the Company has granted price protection provisions that provide the holder of Series A warrants with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $0.15 for a period of twelve months from issuance. The Company determined the warrants issued to the Line of Credit lenders (Note 5) qualified as a breach of this covenant, therefore all Series A warrants were revalued to a $0.10 exercise price with the adjustment reflected as a change in the fair value. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.

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

Accounting allocation of initial proceeds:	January 29, 2014		February 27, 2014		April 1, 2014
Gross proceeds		$395,000		$305,000		$469,000
Fair value of the convertible promissory notes		(320,787)		(247,696)		(665,511)
Derivative warrant liability fair value – Series A (Note 9)		(161,950)		(125,050)		(776,664)
Financing expense on the issuance of instruments		$87,737		$67,746		$973,175

Key inputs to determine the fair value at the commitment date:
Stock price		$0.05		$0.05		$0.18
Current exercise price – promissory notes		$0.10		$0.10		$0.10
Current exercise price – Series A warrants		$0.15		$0.15		$0.15
Time to expiration – days (promissory notes)		732		731		731
Time to expiration – days (warrants)		1,826		1,826		1,826
Risk free interest rate (promissory notes)		.32%		.32%		.32%
Risk free interest rate (warrants)		1.52%		1.51%		1.74%
Estimated volatility		150%		150%		150%
Dividend		-		-		-
Market interest rate for the Company		18%		18%		18%

Key inputs to determine the fair value of the promissory notes at May 31, 2014:
Stock price		$0.16		$0.16		$0.16
Current exercise price		$0.10		$0.10		$0.10
Time to expiration – days		610		638		671
Risk free interest rate		.37%		.37%		.37%
Estimated volatility		150%		150%		150%
Dividend		-		-		-

Key inputs to determine the fair value of the promissory notes at February 28, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		335		364		398
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		-		-		-

Convertible Debentures with Series C or Series D Warrants

On April 23, 2014, the Company authorized and issued 50 Units for $50,000 to a private investor. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that mature on April 23, 2016; and (ii) a warrant entitling the holder thereof to purchase 333,333 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on April 23, 2019.

On May 30, 2014, the Company authorized and issued 1,000 Units for $1,000,000 to Array Capital Corporation. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on May 30, 2016; and (ii) a warrant entitling the holder thereof to purchase 6,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on May 30, 2019.

On June 27, 2014, the Company authorized and issued two separate issues of 125 Units. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $90,777 (Canadian $100,000) in the loan originated on January 7, 2014 as described in Note 4. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019.

On September 2, 2014, the Company authorized and issued three separate issues of 25, 75, and 25 Units. This total authorized and issuance of 125 Units, at a value of $125,000, was to three independent accredited investors in exchange for $125,000 in cash proceeds (see note 4). The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on September 2, 2016; and (ii) a warrant entitling the holder thereof to purchase 833,334 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on September 2, 2019.

On October 6, 2014, the Company authorized and issued 50 Units for $50,000 to Subtle Disruption in exchange for the settlement of $50,000 in trade payables. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that matures on October 6, 2016; and (ii) a warrant entitling the holder thereof to purchase 333,333 shares of common stock (Series D Warrant) at a purchase price of $0.22 per share that expires on October 6, 2019.

On October 27, 2014, the Company authorized and issued 50 Units for $50,000 to IBEC Holdings Inc. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 with a price protection clause on any conversion feature issued after the issuance date that matures on October 6, 2016; and (ii) a warrant entitling the holder thereof to purchase 333,333 shares of common stock (Series D Warrant) at a purchase price of $0.22 per share that expires on October 27, 2019.

The debentures mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.15 per share or as adjusted based on price protection. The warrants may be exercised in whole or in part.

Due to the Company’s breach of the authorization limit of common stock on a diluted basis on August 14, 2014, the Company initially classified the above noted warrants issued since this date as financial liabilities, which would otherwise be recorded as equity instruments and classified as part of additional paid in capital. All derivatives other than stock options issuable into common stock were to be classified and accounted for as financial liabilities (see note 1 for applicable accounting policies) until the breach of the Company’s authorization limit of common stock on a diluted basis was rectified. On December 31, 2014 the company increased its authorized share issuance limit to 400,000,000 which rectified the breach. The accounting impact of the August 14, 2014, breach only occurred under the earliest issue date sequencing approach at the date of the next issued applicable derivative, which was September 2, 2014. On December 31, 2014 all derivatives impacted by the Company’s breach of its authorized share limit were reclassified to equity from liabilities.

Accounting allocation of initial proceeds:	Fourth Quarter Fiscal 2014		First Quarter Fiscal 2015			Second Quarter Fiscal 2015
Gross proceeds		$1,050,000		$250,000			$225,000
Fair value of the convertible debentures		(852,726)		(254,167)			(182,720)
Fair value of liability warrants		-		-			(152,951)
Fair value of equity warrants		(197,274)		-			-
Financing expense on the issuance of derivative instruments		$-		$4,167			$110,671

Key inputs to determine the fair value at the commitment date:
Stock price		$0.15-0.16		$0.20		$	N/A
Current exercise price		$0.15		$0.15		$	N/A
Time to expiration – days		731		731			N/A
Risk free interest rate		.37%		.45%			N/A	%
Estimated volatility		150%		150%			N/A	%
Dividend		-		-			-
Market interest rate for the Company		18%		18%			N/A	%

Key inputs to determine the fair value of the convertible debentures at May 31, 2014:
Stock price		$0.16	$	N/A		$	N/A
Current exercise price		$0.15	$	N/A		$	N/A
Time to expiration – days		693-730		N/A			N/A
Risk free interest rate		.37%		N/A	%		N/A	%
Estimated volatility		150%		N/A	%		N/A	%
Dividend		-		-			-
Market interest rate for the Company		18%		N/A	%		N/A	%

Key inputs to determine the fair value of the convertible debentures at February 28, 2015:
Stock price	$	N/A	$	N/A		$	N/A
Current exercise price	$	N/A	$	N/A		$	N/A
Time to expiration – days		420-457		485			552-607
Risk free interest rate		N/A %		N/A	%		N/A	%
Estimated volatility		N/A %		N/A	%		N/A	%
Dividend		N/A		N/A			N/A
Market interest rate for the Company		N/A %		N/A	%		N/A	%

Other Notes Fiscal 2014

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

On September 10, 2014, the Company issued and transferred 350,000 shares of common stock, valued at $35,000 in exchange for business consulting services. On October 1, 2014 the Company issued an additional 300,000 shares of common stock, valued at $30,000, in exchange for business consulting services. On November 3, 2014, the Company issued an additional 150,000 shares of common stock, valued at $15,000, in exchange for business consulting services. On November 5, 2014, the Company issued an additional 150,000 shares of common stock, valued at $15,000, in exchange for business consulting services.

On October 23, 2014, November 5, 2014 and November 20, 2014, the Company issued 450,000, 700,000 and 810,641 shares respectively to JMJ Financial as a result of the settlement and conversion of $40,000 of principal amount, representing a portion of the convertible note dated November 15, 2013 (Note 6).

On December 11, 2014 the Company issued 400,000 shares of common stock, valued at $40,000, in exchange for business consulting services. On January 5, 2015, the Company issued an additional 400,000 shares of common stock, valued at $40,000, in exchange for business consulting services.

On December 31, 2014, the Company’s authorized number of common shares was increased to 400,000,000.

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 75,926,665 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") by certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 18,440,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 45,880,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $0.10 to $0.22 per share (subject to adjustment). The Registration Statement covering the Shares above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014.

As part of the contractual rights of certain existing convertible debenture holders, the Company finalized its calculation of shares to be issued in association with the timing of filing its Registration Statement noted above. This resulted in a value of shares to be issued in the amount of $124,567.

From April 9, 2014 through February 3, 2015, various holders of convertible preferred stock exercised their right to convert to common stock. A total of 9,360,000 shares of convertible preferred stock were converted into common stock (Note 8).

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

Accounting allocation of initial proceeds: (Only Fiscal 2014 )	June 7, 2013
Gross proceeds	$165,000
Derivative preferred stock liability fair value	(1,025,475)
Derivative warrant liability fair value	(1,146,915)
Financing expense on the issuance of derivative instruments	$2,007,390

The key inputs used in the determination of fair value of the Series A Preferred Stock and warrants at the commitment date:
Stock price	$0.72
Current exercise price	$0.10
Time to expiration – days (preferred stock)	365
Time to expiration – days (warrants)	1,826
Risk free interest rate	1.48%
Estimated volatility (preferred stock)	100%
Estimated volatility (warrants)	150%
Dividend	-

The following table reflects the preferred stock activity for the year ended May 31, 2014 and the nine month period ended February 28, 2015:

Preferred Stock
Outstanding as of June 1, 2013	7,710,000
Issued on June 7, 2013	1,650,000
Conversion of preferred stock into common stock	(7,350,000)
Total – as of May 31, 2014	2,010,000
Conversion of preferred stock into common stock	(2,010,000)
Total – as of February 28, 2015	-

As of May 31, 2014, 7,350,000 shares of Series A Preferred Stock were exchanged for 7,350,000 shares of common stock, at a conversion value of $735,000. As a result of the price protection being removed after one year, the remaining 2,010,000 preferred shares were reclassified on the condensed consolidated balance sheet from a derivative preferred share liability to stockholders’ equity at a value of $201,000 (Note 9). The 2,010,000 preferred shares were exchanged into common shares on February 3, 2015.

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

On November 15, 2013, the Company issued 120,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, to a broker as compensation for a portion of the private placement made on May 31, 2013 for these Units. These warrants were estimated using the same valuation techniques and have a value of $12,888 as at May 31, 2014. However, subsequent to November 15, 2014, when the price protection provisions expired, they were reclassified from derivative liability to equity.

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

The Series A and Series B warrants permit cashless exercise beginning with the effective date unless and until a registration statement covering the resale of the shares underlying the warrants is effective with the Securities and Exchange Commission. The Series A warrants, for a period of twelve months from the original date of issuance, provide full ratchet price protection provisions and as such are treated as a derivative liability at the commitment date and until such provisions expire. The series A warrants had price protection clauses of January 29, 2015 and February 27, 2015. The Series B warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter. Both the Series A and Series B warrants have a five year life.

During the fourth quarter of Fiscal 2014, the Company authorized and issued Series C warrants to acquire 333,333 and 6,666,667 shares of common stock on April 23, 2014 and May 30, 2014, respectively, to accredited investors with unsecured 6% convertible debenture, $1,000 par value, convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on April 23, 2016 and May 30, 2016 respectively. The Series C warrants entitle the holder thereof to purchase shares of common stock at a purchase price of $0.22 per share and have a five year life. The Series C warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter.

During the first quarter of Fiscal 2015, the Company authorized and issued two separate issues of 125 Units on June 27, 2014. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $100,000 in the loan originated on January 7, 2014 as described in Note 6. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s at a common stock conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019.

During the second quarter of Fiscal 2015, the Company authorized and issued Series C warrants to acquire 833,333 shares of common stock on September 2, 2014 and issued Series D warrants to acquire 333,333 and 333,333 shares of common stock on October 6, 2014, and October 27, 2014 respectively, to accredited investors. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share with a price protection clause on any conversion feature issued after the issuance date that matures on September 2, 2016, October 6, 2016, and October 27, 2016 respectively; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series D Warrant) at a purchase price of $0.22 per share that expires on September 2, 2016, October 6, 2016, and October 27, 2016 respectively. The Series D warrants do not provide any price protection provisions and therefore should be treated as equity instruments at the commitment date and thereafter; however these warrants were originally recorded as liabilities as the Company breached its authorized share limit on a diluted basis, which required any additional warrants that otherwise would have been recorded as equity instruments to be recorded as liability instruments. On December 31, 2014, the Company rectified its breach of authorized share limit and the warrants were reclassified to equity.

Line of Credit Arrangement

Pursuant to the loan agreement and promissory note entered on April 7, 2014 (Note 5), the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

The following is a summary of warrants issued, exercised and expired through February 28, 2015:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	4,010,000	$0.10	March 28, 2018
Issued on May 31, 2013	3,700,000	$0.054	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	7,710,000	-	-
Issued on June 7, 2013	1,650,000	$0.054	June 7, 2018
Issued on November 15, 2013	120,000	$0.10	November 15, 2018
Issued Series A warrants on January 29, 2014	3,950,000	$0.10	January 29, 2019
Issued Series B warrants on January 29, 2014	3,950,000	$0.20	January 29, 2019
Issued Series A warrants on February 27, 2014	3,050,000	$0.10	February 27, 2019
Issued Series B warrants on February 27, 2014	3,050,000	$0.20	February 27, 2019
Issued Series A warrants on April 1, 2014	4,690,000	$0.10	April 1, 2019
Issued Series B warrants on April 1, 2014	4,690,000	$0.20	April 1, 2019
Issued to Lender – Line of Credit	8,000,000	$0.10	April 7, 2019
Issued Series C warrants on April 23, 2014	333,333	$0.22	April 23, 2019
Issued Series C warrants on May 30, 2014	6,666,667	$0.22	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	47,860,000
Issued Series C warrants on June 27, 2014	1,666,667	$0.22	June 27, 2019
Issued Series C warrants on September 2, 2014	833,333	$0.22	September 2, 2019
Issued Series D warrants on October 6, 2014	333,333	$0.22	October 6, 2019
Issued Series D warrants on October 27, 2014	333,333	$0.22	October 27, 2019
Issued warrants – consultants	3,300,000	$0.15	May 30, 2019
Issued Warrants on February 4, 2015	700,000	$0.10	February 04, 2020
Exercised and expired	-
Total – as of February 28, 2015	55,026,666

The outstanding warrants at February 28, 2015 and May 31, 2014 have a weighted average exercise price of approximately $0.14 and $0.16 per share, respectively, and have an approximate weighted average remaining life of 4.0 and 4.7 years, respectively.

The price protection provisions of those warrants issued as part of the Series A Preferred Stock subscription prior to May 31, 2013, have expired and, as such, the instruments issued on March 28, 2013 are now recognized as equity instruments. The price protection provisions of the Series A warrants issued as part of the January 29, 2014 and February 28, 2014 convertible debenture financing have expired, and as such, these warrants are not recognized as equity instruments. The Series B warrants, Series C warrants, and warrants associated with the Line of Credit arrangement do not provide the holder any price protection, and as there is no variability in the determination of common stock, these warrants are also reflected as equity instruments.

The Company issued warrants to two separate consulting firms in the amount of 2,000,000 and 1,300,000 respectively included in financing expense on October 6, 2014 with an exercise price of $0.15 both with expiry dates of May 30, 2019.

The following table is a summary of those warrants that are reflected in equity as at February 28, 2015:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	4,010,000	$917,087
Issued warrants on May 31, 2013	3,700,000	543,530
Issued warrants on June 7, 2013	1,650,000	211,670
Issued Series A warrants on January 29, 2014	3,950,000	397,895
Issued Series B warrants on January 29, 2014	3,950,000	-
Issued Series A warrants on February 27, 2014	3,050,000	224,135
Issued Series B warrants on February 27, 2014	3,050,000	-
Issued Series B warrants on April 1, 2014	4,690,000	-
Issued to Loan Agreement - Credit Line	8,000,000	1,495,200
Issued Series C warrants on April 23, 2014	333,333	9,395
Issued Series C warrants on May 30, 2014	6,666,667	187,574
Issued Series C warrants on June 27, 2014	1,666,667	-
Issued Series C warrants on September 2, 2014	833,333	38,584
Issued Series D warrants on October 6, 2014	333,333	15,567
Issued Series D warrants on October 27, 2014	333,333	15,667
Warrants issued to consultants	3,300,000	165,330
Issued warrants November 30, 2013	120,000	3,744
Issued warrants on February 4, 2015	700,000	37,100
Total – as of February 28, 2015	50,336,666	$4,262,478

For those warrants with price protection provisions, the calculation methodologies for the fair values of the derivative warrant liability are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

9. Derivative Preferred Stock and Warrant Liabilities

For the three and nine months ended February 28, 2015 and the year ended May 31, 2014, the Company has Series A warrants outstanding with price protection provisions that provide the holder with a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the exercise price of $0.10 per share (the revised price for the Series A warrants). The conversion price of the warrants will be decreased to the new price. The price protection on the preferred shares was for a twelve month period from date of issuance and all of these price protection periods have expired (see below), while the price protection on the warrants varies based on the individual warrant instruments issued with some having twelve months and others with no protection.

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of February 28, 2015 and May 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Accounting for Derivative Preferred Stock Liability

As of May 31, 2014, as a result of the expiration of the price protection provision on the preferred shares outstanding, any outstanding preferred stock has been reclassified to equity.

The following is a summary of the derivative preferred stock liability for the year ended May 31, 2014 and the nine months ended February 28, 2015:

	Value	Number of Preferred Stock Units
Balance as of June 1, 2013	$3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Decrease in fair value of derivative preferred stock liability	(3,569,337)	-
Conversion into common stock	(735,000)	(7,350,000)
Transfer value of preferred stock to equity	(201,000)	(2,010,000)
Balance as of May 31, 2014 and February 28, 2015	$-	-

For the nine months ended February 28, 2015 and February 28, 2014, the revaluation of the preferred stock at each reporting period resulted in the recognition of $0 and a gain of $5,088,047 respectively within the Company’s interim condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities and convertible notes”. The changes in fair value of the preferred stock liability had no effect on the Company’s condensed consolidated cash flows. As the price protection provisions for the remaining 2,010,000 outstanding shares of preferred stock expired as of March 28, 2014, the value of $201,000 was reclassified from a derivative preferred stock liability to equity. As a result, the Company no longer has a preferred stock liability as at May 31, 2014 and February 28, 2015.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments with price protection provisions have been measured at fair value at February 28, 2015 and May 31, 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection provisions in its condensed consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the interim condensed consolidated statements of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s condensed consolidated cash flows.

The following is a summary of the derivative warrant liability for the year ended May 31, 2014 and the nine months ended February 28, 2015:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2013	7,710,000	$4,050,278
Warrants issued June 7, 2013	1,650,000	1,146,915
Warrants issued November 15, 2013	120,000	9,636
Series A warrants issued on January 29, 2014	3,950,000	161,950
Series A warrants issued on February 27, 2014	3,050,000	125,050
Series A warrants issued on April 1, 2014	4,690,000	776,664
Warrants reclassified to equity (price protection expiry)	(4,010,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Balance as of May 31, 2014	17,160,000	2,531,282
Warrants reclassified to equity (price protection expiry and authorized share limit increase Notes 7 and 8)	(12,470,000)	(1,616,121)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(1,234,699)
Balance as of February 28, 2015	4,690,000	$280,462

For the nine months ended February 28, 2015 and February 28, 2014, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $1,081,984 and $4,817,768 respectively within the Company’s condensed consolidated statements of operations and comprehensive loss and is included in the condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants February 28, 2015 and May 31, 2014 was $280,462 and $2,531,282, respectively, which is reported on the condensed consolidated balance sheets under the caption “Derivative warrant liability”.

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

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The key inputs used in the determination of fair value after the expiry period on June 8, 2014 and June 1, 2014, the year ended May 31, 2014, January 29, 2015 and February 27, 2015 when these warrants were recorded as liabilities are as follows:

	June 8, 2014	June 1, 2014	May 31, 2014	January 29, 2015	February 27, 2015
Stock price	$0.14	$0.16	$0.16	$0.06	$0.05
Current exercise price	$0.054	$0.054	$0.054	$0.10	$0.10

Time to expiration – days (range)	1,461	1,461	1,461–1,468	1,461	1,461
Risk free interest rate	1.66%	1.54%	1.54%	1.28%	1.50%
Estimated volatility	150%	150%	150%	150%	150%
Dividend				-	-

The key inputs used in the May 31, 2014 and November 15, 2013 issuance of 120,000 warrants for determination of fair value calculations were as follows:

	May 31, 2014	November 15, 2013
Stock price	$0.16	$0.08
Current exercise price	$0.10	$0.10
Time to expiration – days	1,629	1,826
Risk free interest rate	1.54%	1.37%
Estimated volatility	150	150%
Dividend	-	-

Series A Warrants

The Series A warrants, issued as part of a Unit including convertible debt, have price protection provisions that expire twelve months from the date of issue (Note 6).

The key inputs used in the determination of fair value of the Series A warrants at the commitment date and reporting period:

	February 28, 2015	May 31, 2014
Warrants – Series A (issuable under warrant)	4,690,000	11,690,000

Stock price	$0.04	$0.16
Current exercise price	$0.10	$0.10
Time to expiration – days (range)	1,550 -1,674	1,704-1,766
Risk free interest rate	1.49%	1.54%
Estimated volatility	150%	150%
Dividend	-	-

10. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan. The total number of shares of common stock authorized for issuance under this plan is 15,000,000. The Company completed its first grant of stock options immediately after the plan was approved. The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding August 14, 2014 (First Grant)	10,470,000	$0.10
Exercised	-	-
Cancelled, forfeited or expired	-	-
Outstanding at February 28, 2015	10,470,000	$0.10
Options exercisable at February 28, 2015	5,436,667	$0.10
Fair value of options vesting during the nine months ended February 28, 2015	$524,349

As at February 28, 2015, vested and exercisable options do not have any intrinsic value and a weighted-average remaining contractual term of 4.0 years. It is expected the 5,033,333 unvested options will ultimately vest, and each has an exercise price of $0.10 per share and a weighted average remaining term of 4.4 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at February 28, 2015 and the option’s exercise price, for all options that are in the money. This value was $nil as at February 28, 2015.

As at February 28, 2015, there is $248,792 of unearned stock based compensation cost related to stock options granted that have not yet vested (5,033,333 options). This cost is expected to be recognized over a remaining weighted average period of 1.0 years. 7,100,000 of the stock options granted on August 14, 2014 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 150,000 options vest contingent on revenue targets, and 150,000 options have vested on April 1, 2015. The remaining options all have immediate vesting terms.

The estimated fair value of options granted on August 14, 2014 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	10,470,000
Stock price	$0.10
Exercise price	$0.10
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.42%
Risk free interest rate (5 year options)	1.58%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.09
Dividend	-

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

11. Related Party Balances and Transactions

On March 28, 2013, the Company purchased the Yappn assets from Intertainment Media, Inc. in consideration for 70,000,000 shares of common stock for a controlling 70 percent interest (as of that date) in the Company. The Chief Executive Officer and director of the Company, David Lucatch, is the Chief Executive Officer and director of Intertainment Media, Inc. and Herb Willer, is a director of both the Company and Intertainment Media, Inc.

On March 28, 2013, as part of the assets purchased, the Company also assumed a technology services agreement with Ortsbo Inc. (“Ortsbo”), a wholly-owned subsidiary of Intertainment Media, Inc. Mr. Lucatch is also the president and a member of the Board of Directors of Ortsbo, Inc. Mr. Lucatch is also a member of the Board of Directors of Ortsbo USA, Inc. The service agreement requires the Company to pay cost plus thirty percent (30%) for actual cost incurred by Ortsbo in providing technology services. In addition, the Company shall pay to Ortsbo an ongoing revenue share which shall equal seven percent (7%) of the gross revenue generated by the Company’s activities utilizing the technology.

On October 23, 2013, the Company and Ortsbo, entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 1,666,667 shares of restricted common stock of the Company. The shares of common stock were valued at the market price on the date of the agreement for a value of $133,333. On April 28, 2014, the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and as Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at $nil on the condensed consolidated balance sheet. As of February 28, 2015, Ortsbo holds 15,000,000 restricted shares of common stock of the Company.

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

Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost.

For the year ended May 31, 2014, the Company paid for general development and managerial services performed by its parent, Intertainment Media, Inc. Related party fees incurred and paid or accrued under this arrangement totaled $1,668,930 for the year ended May 31, 2014 and a remaining related party liability balance totaling $145,316 existed as of May 31, 2014.

For the three and nine months ended February 28, 2015, related party fees incurred and paid for general development and managerial services performed by its parent, Intertainment Media, Inc. and its subsidiary totaled $135,763 and $725,779, respectively, and for the three and nine months ended February 28, 2014 $415,300 and $1,193,026 respectively. As of February 28, 2015 and May 31, 2014, the related party liability balance totaled $260,843 and $145,316, respectively.

12. Subsequent Events

Stock Options

On March 3, 2015 the Company granted 7,575,000 stock options with an exercise price of $0.10 per common stock to its employees and select consultants.

March billings

The Company continued to bill for development and professional services related to the build of multi-lingual marketing websites that will provide additional e-commerce opportunities to advertising partners in the amount of $271,318.

Group 10 Holdings LLC

On March 30, 2015, the Company sold a debenture for the principal amount of $92,000 with a 10% Original Issue Discount of $9,200. The convertible debenture matures on March 30, 2016 and has an interest rate of 12% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the closing bid prices as of the date a Notice of Conversion is given. The Note may be paid back any time before maturity with a prepayment penalty of 123%.

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

Business History

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we filed an amended and restated certificate of incorporation to change our name to “YAPPN Corp.” and increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  Further, in March 2013, our Board of Directors declared a stock dividend, whereby an additional 14 shares of our common stock was issued for each one share of common stock outstanding to each holder of record on March 25, 2013.  All per share information in this report reflect the effect of such stock dividend. On December 22, 2014, we held our annual shareholder’s meeting. During the meeting, our shareholders approved the increase of authorized and issued shares of common stock to 400,000,000 shares of common stock. We filed an amendment with the State of Delaware to affect this change which was accepted effective December 31, 2014.

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

Immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Asset Purchase assets and liabilities (consisting of our former business of import consumer electronics, home appliances and plastic house wares ) to our wholly owned subsidiary, Plesk Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of Plesk Holdings, Inc. to certain of our former shareholders in exchange for cancellation of an aggregate of 112,500,000 shares of our common stock held by such persons.

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

The Yappn tool set (yappn.com, which website is expressly not incorporated into this filing) provides brands with a series of technology add-ons to complement their current social media activities and allows them to reach a global audience by instantly providing key messaging in almost 70 languages.

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

Legal Proceedings

None.

Registration Statement

We filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on October 24, 2014 (amended November 7, 2014) for up to 75,926,665 shares of our $0.0001 par value per share common stock (the "Common Stock") by certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 18,440,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 45,880,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $0.10 to $0.22 per share (subject to adjustment). The Registration Statement covering the above noted securities was declared effective under the Securities Act of 1933 on November 17, 2014.

RESULTS OF OPERATIONS

Three Months ended February 28, 2015 and February 28, 2014

Revenues

We are in the process of commercialization of our multi-language platform.  We had revenues of $528,846 and $5,875 for the three months ended February 28, 2015 and February 28, 2014, respectively. Revenues for the current period relate predominately to professional services for Digital Widget Factory. Comparative period revenues resulted from services provided for a few limited customer events prior to launch of the platform. Our management is focusing on developing relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters.

Cost of revenue

We incurred costs of revenue of $140,183 and $4,870, for the three months ended February 28, 2015 and 2014, respectively. These costs were directly attributable to the revenues generated in the comparative period and resulted in a gross profit of $388,663and $1,005, for the three months ended February 28, 2015 and 2014, respectively.

Total operating expenses

During the three months ended February 28, 2015 and 2014, total operating expenses were $849,358 and $1,021,988, respectively.

For the three months ended February 28, 2015, the operating expenses consisted of marketing expense of $104,383, research and development expenses of $100,759, general and administrative expenses of $300,435, legal and professional fees of $74,282, consulting fees of $199,064 and stock based compensation of $70,378. For the comparable three months ended February 28, 2014, the operating expenses consisted of marketing expenses of $184,027, research and development expenses of $338,048, general and administrative expenses of $195,666, professional fees of $64,977 and consulting fees of $239,270.

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

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, outside consulting costs for business development, costs for investor relations and general business needs and averaged approximately $325,000 per quarter. These costs have grown as we have worked to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct hires over the comparative period which has increased the overall costs as well. Professional fees were incurred primarily for use of legal counsel related to financing arrangements for convertible promissory notes and warrants and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs. Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services were paid with shares of common stock.

Total other income and expenses

Other (income) expenses totaled $894,903 and $(1,301,482), for the three months ended February 28, 2015 and February 28, 2014, respectively. The change of $2,196,386 is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into shares of our common stock or have provisions that provide an option to convert into shares of our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of shares of our common stock fluctuates.

During the three months ended February 28, 2015, total other (income) consisted of interest expense of $105,007, financing expenses related to convertible debentures, warrants and contractual obligations totaling $362,069, an expense resulting from the change in fair value of the derivative liabilities and convertible notes of $485,051 and other miscellaneous income of $57,224.

During the three months ended February 28, 2014, total other income and expenses resulted in losses of $1,301,482.  The other expenses consisted of interest expense of $25,938 and financing expenses on the issuance of derivative liabilities of $121,454. Other income consisted of the decrease in the fair value of the derivative liabilities resulting in income of $1,368,583 and miscellaneous other income of $80,291.

During the nine month period ended February 28, 2015 and year ended May 31, 2014, we raised $2,017,175 and $3,860,093, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises and prior obligations were $362,069 and $121,454, for the three month period ended February 28, 2015 and February 28, 2014, respectively. There was less financing raised in the quarter ending February 28, 2015 from convertible notes and no financing from preferred share issuance than the comparative period as we primarily relied on bridge loans and the line of credit arrangement.

For the three month period ended February 28, 2015, the gain from fair value adjustment largely relates to the passage of time where value naturally erodes, as well as the moderate decreases in the our stock price. In the comparative period, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments and warrants from fiscal 2013. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a loss of $485,051 for the three month period ended February 28, 2015 in contrast to a gain of $1,368,583 for the three month period ended February 28, 2014, a change of $1,853,634.

Net income (loss) and comprehensive income (loss)

During the three months ended February 28, 2015 and 2014, we had net loss and comprehensive loss of $1,355,597 and $280,499 respectively.

Nine Months ended February 28, 2015 and February 28, 2014

Revenues

We are in the process of commercialization of our multi-language platform.  We had revenues of $606,821 and $37,135 for the nine months ended February 28, 2015 and February 28, 2014, respectively. Revenues for the current period relate predominately to professional services for Digital Widget Factory. Comparative period revenues resulted from services provided for a few limited customer events prior to launch of the platform. Our management is focusing on developing relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters.

Cost of revenue

We incurred costs of revenue of $140,389 and $14,854, for the nine months ended February 28, 2015 and 2014, respectively. These costs were directly attributable to the revenues generated in the comparative period and resulted in a gross profit of $466,432 and $22,281, for the nine months ended February 28, 2015 and 2014, respectively.

Total operating expenses

During the nine months ended February 28, 2015 and 2014, total operating expenses were $3,990,999 and $3,058,082, respectively.

For the nine months ended February 28, 2015, the operating expenses consisted of marketing expense of $996,107, research and development expenses of $597,490, general and administrative expenses of $1,020,468, professional fees of $173,520, consulting fees of $524,059 and stock based compensation of $679,179. For the comparable nine months ended February 28, 2014 the operating expenses consisted of marketing expenses of $474,459, research and development expenses of $1,006,984, general and administrative expenses of $660,409, professional fees of $256,847 and consulting fees of $659,383.

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

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, outside consulting costs for business development, costs for investor relations and general business needs and averaged approximately $325,000 per quarter. These costs have grown as we have worked to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct hires over the comparative period which has increased the overall costs as well. Professional fees were incurred primarily for use of legal counsel related to financing arrangements for, convertible promissory notes and warrants and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs. Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services were paid with shares of common stock.

Total other income and expenses

Other (income) expenses totaled $(544,073) and $(7,257,927), for the nine months ended February 28, 2015 and February 28, 2014, respectively. The change of $(6,713,854) is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into shares of our common stock or have provisions that provide an option to convert into shares of our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of shares of our common stock fluctuates.

During the nine months ended February 28, 2015, total other (income) consisted of interest expense of $253,973, financing expenses related to convertible debentures, and warrants that are considered derivative liabilities totaling $942,574, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $1,647,824 and other miscellaneous income of $92,796.

During the nine months ended February 28, 2014, total other income and expenses resulted in income of $(7,257,927).  The other expenses consisted of interest expense of $54,033 and financing expenses on the issuance of derivative liabilities of $2,164,530. Other income consisted of the increase in the fair value of the derivative liabilities resulting in a gain of $9,395,021 and miscellaneous other income of $81,469.

The financing expenses related to the issuance of derivative liabilities increased for the nine months ended February 28, 2014 related to our raising capital by issuing 1,650,000 units of preferred stock and warrants.  For accounting purposes, since these instruments protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial fair value model upon inception and adjusted accordingly to market at the close of the period.  The accounting for the derivative liabilities are recorded as a financing expense on the Statements of Operations and Comprehensive (Loss) Income.

As of February 28, 2014, we adjusted the fair value of the derivatives instruments related to the sale of 9,360,000 units of preferred stock and warrants previously issued. The market price of the common shares declined from a May 31, 2013 share price of $0.55 to a February 28, 2015 share price of $0.05. As a result of the revaluation of the derivative instruments on February 28, 2014, the related derivative liabilities were reduced, which contribute to the vast majority of the $9,395,021 recorded gain for the nine months ended February 28, 2014

During the nine month period ended February 28, 2015 and year ended May 31, 2014, we raised $2,017,175 and $3,860,093, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises and prior obligations were $942,574 and $2,164,530 for the nine month period ended February 28, 2015 and February 28, 2014, respectively. There were less financing raised in the quarter ending February 28, 2015 from convertible notes and no financing from preferred share issuance than the comparative period as we primarily relied on bridge loans and the line of credit arrangement.

For the nine month period ended February 28, 2015, the gain from fair value adjustment largely relates to the passage of time where value naturally erodes, as well as the moderate decreases in our stock price. In the comparative period, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments and warrants from fiscal 2013. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $1,647,824 for the nine month period ended February 28, 2015 in contrast to a larger gain of $9,395,021 for the nine month period ended February 28, 2014, a change of $7,747,197.

Net income (loss) and comprehensive income (loss)

During the nine months ended February 28, 2015 and 2014, we had net (loss) income and comprehensive (loss) income of $(2,980,494) and $4,222,126 respectively.

Liquidity and Capital Resources

As of February 28, 2015, we had a cash balance of $10,131, which is a decrease of $978,561 from the ending cash balance of $988,692 as of May 31, 2014. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued convertible preferred stock, short term notes, convertible debt instruments, and warrants under various subscription private placements to accredited investors for gross cash receipts of $2,017,175 and $3,860,092 for the nine months ended February 28, 2015 and the year ended May 31, 2014, respectively.

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

Going Concern Consideration

We incurred net losses and comprehensive losses resulting in a deficit of $13,118,602 through February 28, 2015. At February 28, 2015, we had total assets of $639,570 and liabilities totaling $6,313,943 and a working capital deficit of $4,216,832. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 28, 2015 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the three and nine months ended February 28, 2015, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of February 28, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2014, the Company issued 400,000 shares of common stock, valued at $40,000, in exchange for business consulting services. On January 5, 2015, the Company issued an additional 400,000 shares of common stock, valued at $40,000, in exchange for business consulting services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended February 28, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov. The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www. yappn.com (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-Q.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
3.4	Amended Certificate of Incorporation filed on December 31, 2014 *
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)
10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (14)
10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014. (16)
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014. (16)
14.1	Code of Ethics and Conduct (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

(12) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2014.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

(15) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.

(16)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

*   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2015.

YAPPN CORP.

By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

