Form 10-K
period 2015-05-31
YAPPN CORP.
filed 2015-08-26
CIK 1511735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No

As of November 30, 2014, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of November 30, 2014, was approximately $1,780,126. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 26, 2015, there were 134,228,139 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

 YAPPN CORP.

Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “Yappn” or the “Company” refer to Yappn Corp. and its subsidiaries.

PART I

Item 1. BUSINESS

Business History

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we filed an amended and restated certificate of incorporation to change our name to “YAPPN Corp.” and increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share.  Further, in March 2013, our Board of Directors declared a stock dividend, whereby an additional 14 shares of our common stock was issued for each one share of common stock outstanding to each holder of record on March 25, 2013.  All per share information in this report reflect the effect of such stock dividend. On December 22, 2014, our shareholders approved the increase of authorized and issued shares of common stock to 400,000,000 shares of common stock. We filed an amendment with the State of Delaware to affect this change which was accepted effective December 31, 2014.

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

Our Business

 Yappn Corp. is a real-time multilingual company that amplifies brand and social messaging, expands online commerce and provides customer support by globalizing these experiences with its proprietary technologies, solutions and linguistic computational approach to language service and engagement in a cost effective way. Through its real-time multilingual amplification platform, Yappn eliminates the language barrier, allowing the free flow of communications in 67 languages to support brand and individuals’ marketing objectives, commerce revenue goals and customer support objectives by making language universal for all fans and consumers.

Focused on delivering global reach and efficiencies without the primary need of human intervention, these services are increasingly becoming essential for companies to conduct business online, as English is no longer the language of the Internet. According to InternetWorldStats.com, as of December 2014, there were over 3 billion Internet users and over 73% engage online in a language other than English. The US Census released by the Center of Immigration Studies last October, 2014 cites that in 2013, a record 61.8 million U.S. residents spoke a language other than English at home, which means that approximately one in five U.S. residents speaks a language other than English, representing a 32% increase from 2010 and almost a 94% increase since 1990.

Yappn’s offerings engage through all phases of Ecommerce, online events, and content programming. Through its recently launched Windrose Global Ecommerce framework (“WGE”), Yappn provides an end-to-end multilingual Ecommerce solution for companies of all sizes. Covering everything from pre to post sale, WGE’s proprietary suite includes all the tools for multilingual marketing (advertising), shopping (store, catalog, shopping cart and check-out) and customer support.

Yappn’s cloud-based platform is built from the ground up upon Yappn’s first-in-class technology that automatically detects an online or mobile user’s language. WGE completes the process through advanced technology to understand the meaning and interpretation of a message to seamlessly return a translation that is reflective of the meaning and spirit of the message.

Yappn’s WGE technology is, in managements’ opinion, a game changing solution that can help a retailer revolutionize their business quickly and cost effectively. By interfacing with a retailer’s existing Ecommerce solution, Yappn can assist the E-tailer to greatly expand their global reach by presenting and promoting their store as well as supporting sales in multiple languages. An E-tailer no longer has to be constrained to whom they can sell to because of language.

Yappn derives revenue from a percentage of each sale and/or through professional services fees, when applicable, depending on the application and installation of its offerings. Yappn redefines global social marketing by providing a set of stand-alone commercial tools for brands to easily implement cost effective globalization solutions as they are complementary, not competitive, to today’s top social media networks such as Twitter, Facebook, Pinterest, Instagram, Flickr and YouTube, web, mobile, video players, blogs, online broadcasting, private networks, event virtualization and Ecommerce platforms.

Continued expansion of Yappn’s business rollout will likely require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. Yappn is in the early stage of commercialization, and has insufficient revenues to cover its operating costs. As such, Yappn has incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Yappn’s continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. Yappn’s independent auditors have included an explanatory paragraph, in their audit report on our financial statements for the fiscal year ended May 31, 2015 regarding concerns about our ability to continue as a going concern. Footnote 2 to the Notes to this Annual Report also discusses concerns about our ability to continue as a going concern. Yappn’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Strategy

The Yappn Ecommerce business model includes a business plan that we believe allows companies to extend their reach online and become truly “international” by servicing customers in 67 languages. This advantage can improve their relationship with their consumers through the elimination of the language barrier and by offering the shopping cart and catalog in multiple languages.   Out of 3 billion Internet users, only 800.6 million engage online in English, according to Internet World Stats.com. Management believes that prime markets for Ecommerce growth are in China, Eastern Europe and Latin America.

The Yappn tool set is comprised of three segments: Online Marketing, Ecommerce Sales, and Customer Care, to provide brands with a series of technology add-ons to complement their current social media activities and allows them to reach a global audience by instantly providing key messaging in 67 languages.

Online Marketing: Advertisement, Social Wall and FotoYapp, Live and Global Events, Video Capturing

●	Digital Advertisement will be presented in the viewer’s choice of language, regardless of their location. The WGE technology will automatically detect the language of the customers’ browser and present the ad in that language, inclusive of local promotions.

●	The Social Wall is an aggregation of major social media accounts for fans and consumers to interact with in 67 languages on up to 54 social media platforms.

●	FotoYapp is a mobile app that provides brands with the ability to share media content instantly across the global social sphere, engaging customers via pictures and short burst video, deploying coupons presented as images. Customers can also use FotoYapp to draw users into their Estore from their social network pages with a unique embeddable FotoWall that resides in their web-store, thereby dramatically increasing traffic to their store. FotoYapp can currently connect to 54 different networks.

●	A live Q&A is an interactive live stream with fans worldwide that allows them to participate and ask moderated questions in 67 languages.

●	Engagement events such as a custom branded Twitter Q&A session which allows for real-time multilingual events to activate on a global scale for brands and individuals.

●	Live video captioning is to broadcast a live event with real-time video closed captioning in 67 languages.

●	Post-production video provides closed captioning in 67 languages for archive videos and feature films.

Ecommerce Sales: Store, Catalog, Shopping Cart & Check-Out

●	By interfacing with a retailer’s existing Ecommerce solution, the WGE technology helps a retailer greatly expand their global reach by presenting its store, catalog, shopping cart and check-out in up to 67 different languages instantaneously using enhanced machine-based translation.

Customer Care: Multilingual Chat

●	Multilingual Chat provides companies, brands, organizations and consumers with the ability to have topical discussions in almost any language in real-time. Instant globalization allows a company to converse in a customer’s language of choice without incurring the heavy cost of a Customer Service Representative having fluency in every language that the business chooses to service in.

The tools are a "build once and deploy everywhere" arrangement allowing brands to embed key social media like Twitter, Facebook, YouTube, Instagram, Pinterest, Flickr and Tumblr and mobile into a total of 54 existing platforms. Yappn tools have been effectively tested and commercially deployed through a number of entertainment, sports and commercial brands and they are now available to agencies to enhance their client's domestic and global outreach plans. The programs are available on a servicing contractual basis and we have begun to receive commitments from various brands for the use of its tool sets.

According to eMarketer.com, China and USA are the world’s leading Ecommerce markets, combining for more than 55% of the world’s Internet retail in 2014. In 2015, worldwide web sales are expected to increase nearly 21% to $1.59 Trillion. With this view in mind, Yappn’s newly launched WGE platform is focused on the Ecommerce market to enable retailers to break the language barrier that prevents them from accessing global markets. Yappn has altered this paradigm with an API (application program interface) that renders any Ecommerce site into a global site in real-time and in up to 67 languages inclusive of the shopping cart checkout. With very high fidelity experience and without any human translation or intervention, the Software as a Service (SaaS) application is focused on three distinct sales models: Partner, Direct and Channel.

The Partner Model is a “One to Many” sales model based on the Yappn Sales Team building relationships directly with partners with the intent of establishing contacts into the partner’s own community in addition to working with the partner themselves. This includes agencies, developer networks and software partnership communities.

The Direct Sales model is a “One-to-One” Model based on the Yappn Sales Team directly selling to a particular customer. This model is generally reserved for strategic and high brand value sales opportunities.

The Channel Sales Model is “One-to-One-to-Many” sales model based on the Yappn Sales Team building relationships directly with software and platform developers, like Shopify and other Ecommerce systems.

Yappn will continue to develop additional revenue-centric features and tools and refine our current business plan. Each new feature set is built on a prime revenue driver for our business as it continues to work with clients and their agencies to develop new deployment tools and programs to reach an expanding global audience.

Digital Widget Factory

Yappn has executed a three-year Master Services Agreement (MSA) and Statement of Work (SOW) with Digital Widget Factory to develop and manage a minimum of 200 multilingual Ecommerce sites which will include multilingual online marketing through traditional online services and social engagement. Expected first year revenues for the program are estimated to be up to $3,000,000 (although no assurances can be provided that such amounts will be achieved or profitability realized) with rapid expansion of sites planned for 2016 and 2017. Contract terms allowed for pre-paid fees in association with the project of a minimum of $700,000 plus ongoing professional fees and 20% net profit on the program for the term duration.

The Global Content Market is an ever growing market, with Ipsos Market Research stating that 7 out of 10 online consumers in 24 countries indicate that in a month they share some type of content on social media sites, including pictures as well as articles and something recommended, such as a product, service, movie or book. Emarketer.com also points out that global ad spending will be nearly $600 billion worldwide in 2015 with the increase in digital and mobile platforms being the key growth in ad spending.

Yappn will provide multilingual online marketing through traditional online services and social engagement with its proprietary patented technology to DWF by scheduling and supporting DWF’s revenue programs related to direct and network online advertising, schedule and support DWF’s affiliate and Ecommerce partnerships and also support DWF users to customize their content experience, submit original content and provides tools to incent sharing of content and encourage users to build the membership base.

Revenues recognized to May 31, 2015 from this program totals $1,374,384, which are from ongoing development, programs. Future higher revenues are expected, but not guaranteed, based on an advertising model and an affiliate/membership model which has been effective after the fiscal year end. With over 73% of the Internet surfing languages other than English, this program is designed to capture the foreign advertising market for content that is dominated in English speaking ad partners.

The Services Agreement

We acquired the rights to use technology and management and development support services under the Services Agreement, dated March 21, 2013, between IMI and IMI’s wholly owned Ortsbo subsidiaries. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”).  The Services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use.  Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

For all ongoing services provided under the Services Agreement, we shall pay Ortsbo an amount equal to the actual cost incurred by Ortsbo in providing the Services, plus thirty percent (30%).  In addition, we shall pay to Ortsbo an ongoing revenue share which shall equal seven percent (7%) of the gross revenue generated by our activities utilizing the Services.  If we are earning revenue without the use of the Services because, for example, all communications are taking place in English, then no revenue share shall be owing to Ortsbo with respect thereto.  If there is a blend of multi-language and English-English communications, then the parties shall do their best to pro rate or apportion the revenues appropriately in order to compensate Ortsbo for the portion of our revenues enabled by use of the Services from Ortsbo.  The Services Agreement may be terminated by either party with 60 days written notice and both parties may not, for the term of the Agreement and a period of two years thereafter, (i) directly or indirectly assist any business that is competitive with the other party’s business, (ii) solicit any person to leave employment with the other and (iii) solicit or encourage any customer to terminate or otherwise modify adversely its business relationship with the other.

In October 2013, we amended the Services Agreement.  Under the terms of the amendment to the Services Agreement, we would have the first right of refusal to purchase the Ortsbo platform and all its assets and operations for a period of two years; increasing its use of Ortsbo's technology for business to consumer social programs at a purchase price to be negotiated at the time we exercise our right. We would also have a right to purchase a copy of the source code only applicable to Yappn programs for $2,000,000 which may be paid in cash or restricted shares of our common stock at a per share price of $.15 per share. As part of the enhancement agreement, we issued Ortsbo 1,666,667 shares of our restricted common stock. On April 28, 2014, we exercised our right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock for a value of $2,000,000.

On July 6, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of Yappn restricted common shares (320 Million shares at US $0.05 per share). The transaction is subject to closing conditions including each party obtaining all necessary approvals, including stock exchange approval and shareholder approval, if required. Upon the completion of the transaction the amended Services Agreement will be terminated.

Competition

Our business relating to and arising from the development of the Yappn assets is characterized by innovation, rapid change, patented, proprietary and disruptive technologies.  We may face significant competition, including from companies that provide translation, tools to facilitate the sharing of information, that enable marketers to display advertising and that provide users with multilingual real-time translation of Ecommerce, events and proprietary social media and chat platforms.  These may include:

●	Companies that offer full-featured products that provide a similar range of communications and related capabilities that we provide.

●	Companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users.

●	Companies that offer Ecommerce solutions with built in language support.

●	Traditional and online businesses that offer corporate sponsorship opportunities and provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Competitors, in some cases, may have access to significantly more resources than Yappn.

We anticipate that we will compete to attract, engage, and retain clients and users, to attract and retain marketers, to attract and retain corporate sponsorship opportunities, and to attract and retain highly talented individuals, especially software engineers, designers, and product managers.  As we introduce new features to the Yappn platform, as the platform evolves, or as other companies introduce new platforms and new features to their existing platforms, we may become subject to additional competition. We believe that our ability to quickly adapt to a changing marketplace, and our experienced management team, will enable us to compete effectively in the market.  Further, we believe that our focus on encouraging user engagement based on topics and interests, rather than on “friends” or connections, will differentiate us from much of the competition.

Intellectual Property

We own (i) the yappn.com domain name (which website is expressly not incorporated into this filing) and (ii) the Yappn name and all trademarks, service marks, trade dress and copyrights associated with the Yappn name, logo and graphic art.  We may prepare several patent filings in the future. Upon payment of the applicable fees pursuant to the Services Agreement, Yappn became the exclusive owner of copyright in the literary works or other works of authorship delivered by Ortsbo to us as part of the Services provided under the Services Agreement (the “Deliverables”).  All such rights shall not be subject to rescission upon termination of the Services Agreement.  Also as set forth in the Services Agreement, we shall grant to Ortsbo (i) a non-exclusive (subject to certain limitations) license to use the Deliverables for the sole purpose of developing its technology, (ii) a non-exclusive license to use, solely in connection with the provision of the Services, any intellectual property owned or developed by us or on our behalf and necessary to enable Ortsbo to provide the Services and (iii) a license to use intellectual property obtained by us from third parties and necessary to enable Ortsbo to provide the Services.  All such licenses shall expire upon termination of the Services Agreement.

On April 28, 2014, we purchased a copy of the source code for the Ortsbo property and all the rights associated with it.

On July 16, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how (Proprietary lexicons and linguistic databases that integrate into Yappn’s language services platform).

Yappn continues to engage in activities to maintain and further build differentiated technologies that increase its intellectual properties.

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

Legal Proceedings

None.

Registration Statement

We filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on October 24, 2014 (amended November 7, 2014) for up to 75,926,665 shares of our $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 18,440,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 45,880,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $0.10 to $0.22 per share (subject to adjustment). The Registration Statement covering the above noted securities was declared effective under the Securities Act of 1933 on November 17, 2014.

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

We are transitioning from a development stage company to a growth company and have generated relatively limited revenue to date. We have, prior to the purchase of the Yappn assets, as further described herein, been involved in unrelated businesses. We have limited history in executing our business model which includes, among other things, implementing and completing alpha and beta testing programs, attracting and engaging clients, customers and users, developing methods for engaging users, and providing clients, customers and users with access to our services platform.  Our limited operating history makes it difficult to evaluate our current business model and future prospects.

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

Competition presents an ongoing threat to the success of our business.

We may face significant competition in our business, including from companies that provide translation, tools to facilitate the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers. We may compete with companies that attempt to or offer products that replicate services we provide.

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

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors, could use strong or dominant positions in one or more market areas not serviced by Yappn to gain competitive advantage against us in areas where we operate. As a result, our competitors may acquire and engage clients at the expense of the growth or engagement, which may negatively affect our business and financial results. We believe that our ability to compete effectively will depend upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors;

●	the engagement of our clients and their users with our products;

●	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

●	our ability to monetize our products, including our ability to successfully monetize mobile usage;

●	the frequency, size, and relative prominence of the ads displayed by us or our competitors;

●	customer service and support efforts;

●	marketing and selling efforts;

●	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	our ability to attract, retain, and motivate talented employees, particularly software engineers;

●	our ability to cost-effectively manage and grow our operations; and

●	our reputation and brand strength relative to our competitors.

If we are not able to compete effectively, our customer base and level of user engagement may decrease, which could make us less attractive to marketers and materially and adversely affect our revenue and results of operations.

As previously explained, implementation of our business plan will require debt or equity financing until we are out of the developmental stage and can generate sufficient cash flows to operate.  Competition may require increased needs for operating cash to meet such challenges.

Our new products and changes to existing products could fail to generate revenue.

Our ability to retain, increase, and engage our customer base and to escalate our revenue will depend heavily on our ability to enhance our current products and create successful new products. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage clients, we may fail to attract or retain clients or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue, but there is no guarantee these approaches will be successful.  If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs, and our financial results could be adversely affected.

One customer accounts for a significant portion of our business.

We have derived, and over the near term we expect to continue to derive, a significant portion of our revenues from one customer. For example, this customer accounted for a total of 90% of our revenues for the year ended May 31, 2015. The loss of this customer or non-payment of outstanding amounts due to our company from this customer could materially and adversely affect our results of operations, financial position and liquidity.

Our costs are continuing to grow, which could harm our business model and profitability.

Developing the Yappn platform has been a costly undertaking and we expect our expenses to continue to increase in the future as we implement and complete continued rollout of our services and platform, build up our client base and develop and implement new product features. We expect that we will incur increasing costs to support our anticipated future growth. In addition, our costs may increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may continue to grow faster than our revenue over time. Our expenses may be greater than we anticipate, and our investments may not be successful. In addition, we may increase marketing, sales, and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability.

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

Our reputation and ability to attract, retain, and serve our users may be dependent upon the reliable performance of the Yappn platform and our underlying technical infrastructure. Performance delays or outages could be harmful to our business. If Yappn is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to our service in the future, or at all. As Yappn continues to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our users. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from our cloud services provider and / or factors beyond the normal control of Yappn.

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

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market may continue to have, an impact on our Company’s business and our Company’s financial condition. The current global macroeconomic environment may affect our Company’s ability to access the capital markets may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or carry on our operations.

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

On October 31, 2014, we entered into a consulting agreement with Maranden Holdings, Inc., an entity controlled by David Bercovitch, memorializing the agreement by which David Bercovitch would act as our Chief Operating Officer. Under the terms of this agreement, Mr. Bercovitch will continue to serve as our Chief Operating Officer. Maranden Holdings, Inc will received one million, five hundred thousand (1,500,000) common stock purchase warrants as compensation in lieu of cash salary, such common stock purchase warrants vesting over two years. Maranden Holdings, Inc., is entitled to certain bonus payments and payment of expenses.

On September 1, 2014 we entered into an employment agreement with Craig McCannell, our CFO, which has an indefinite term. Under the terms of this agreement, Mr. McCannell will continue to serve as our Chief Financial Officer. Mr. McCannell will receive a base salary of $160,000 per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. McCannell will be entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits.

Aside from Mr. Lucatch and Mr. McCannell (and the consulting agreement with Maranden Holdings, Inc.), we have no employment agreements with any of our other directors as of the date of this Annual Report.

As we continue to grow, we cannot guarantee we will be able to attract the personnel we need to achieve a competitive position. In particular, we intend to hire technical and sales personnel in fiscal 2016, and we expect to face significant competition from other companies in hiring such personnel.  As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

If the price per share of our common stock at the time of exercise of any warrants, options or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock.  We issued Series A Convertible Preferred shares, warrants and convertible notes, some of which had full ratchet anti-dilution protection to provide the holder with a potential increase in amount of common stock exchanged or a reduction in the exercise price of the instruments should we subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

Item 1B. Unresolved Staff Comments.

   This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

Item 2. Properties.

We do not own or any real property at this time. We presently utilize office space in New York, New York on a month to month basis and any fees are nominal. We have a Canadian office with a monthly lease which is absorbed by IMI and eligible for repayment in accordance with the services agreement.

Item 3. Legal Proceedings.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 26, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our audited consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “PSKC” on October 1, 2012. Effective March 8, 2013, our common stock was quoted on the OTC Markets under the symbol “YPPN.QB”.

The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTCQB. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.  All market prices reflect the effect of a stock dividend.

	High	Low
Quarter Ended	($)	($)

May 31, 2015	$0.06	$0.06
February 28, 2015	$0.06	$0.05
November 30, 2014	$0.04	$0.04
August 31, 2014	$0.13	$0.11

May 31, 2014	$0.25	$0.05
February 28, 2014	$0.08	$0.04
November 30, 2013	$0.12	$0.05
August 31, 2013	$0.95	$0.10

On August 25, 2015, the high and low prices of our common stock as reported on the OTCQB were $0.071 and $0.08, respectively.

Holders

On August 25, 2015, we had approximately 11 shareholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names.

Warrants

The following table is a summary of warrants outstanding as of May 31, 2015:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	4,010,000	$0.10	March 28, 2018
Issued on May 31, 2013	3,700,000	$0.054	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	7,710,000	-	-
Issued on June 7, 2013	1,650,000	$0.054	June 7, 2018
Issued on November 15, 2013	120,000	$0.10	November 15, 2018
Issued Series A warrants on January 29, 2014	3,950,000	$0.10	January 29, 2019
Issued Series B warrants on January 29, 2014	3,950,000	$0.20	January 29, 2019
Issued Series A warrants on February 27, 2014	3,050,000	$0.10	February 27, 2019
Issued Series B warrants on February 27, 2014	3,050,000	$0.20	February 27, 2019
Issued Series A warrants on April 1, 2014	4,690,000	$0.10	April 1, 2019
Issued Series B warrants on April 1, 2014	4,690,000	$0.20	April 1, 2019
Issued to Lender – Line of Credit	8,000,000	$0.10	April 7, 2019
Issued Series C warrants on April 23, 2014	333,333	$0.22	April 23, 2019
Issued Series C warrants on May 30, 2014	6,666,667	$0.22	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	47,860,000
Issued Series C warrants on June 27, 2014	1,666,667	$0.22	June 27, 2019
Issued Series C warrants on September 2, 2014	833,333	$0.22	September 2, 2019
Issued Series D warrants on October 6, 2014	333,333	$0.22	October 6, 2019
Issued Series D warrants on October 27, 2014	333,333	$0.22	October 27, 2019
Issued warrants – consultants	3,300,000	$0.15	May 30, 2019
Issued Warrants on February 4, 2015 Typenex Co-Investments, LLC	700,000	$0.10	February 04, 2020
Issued warrants – consultants	50,000	$0.10	May 31, 2017
Issued warrants – consultants	150,000	$0.15	May 31, 2017
Exercised and expired	-
Total – as of May 31, 2015	55,226,666

Dividend Policy

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Recent Sales of Unregistered Securities

During the year covered by this annual report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 3(a)(9) or Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access to information about us.

On September 3, 2014, and September 16, 2014, the Company issued 270,000 and 841,704 shares respectively, to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $40,000 dated November 15, 2013

On October 23, 2014, November 5, 2014, and November 20, 2014, the Company issued 450,000, 700,000 and 810,641 shares respectively to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $40,000 dated November 15, 2013.

 During the Company’s second quarter of Fiscal 2015, the Company issued 950,000 shares of common stock to consultants at a value of $95,000. During the Company’s third quarter of Fiscal 2015, the Company issued 800,000 shares of common stock to consultants at a value of $80,000. During the Company’s fourth quarter of Fiscal 2015, the Company issued 500,000 shares of common stock to consultants at a value of $50,000.

On May 25, 2015 the Company issued 1,000,000 shares of common stock in partial settlement of an amount owing to a vendor of the Company.

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

Item 6. Selected Financial Data.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis (“MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying  financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) audited consolidated financial statements for the fiscal years ended May 31, 2015 and 2014 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this report.

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of May 31, 2015 or 2014.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.”  Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we changed our name to YAPPN Corp. and entered into an asset purchase agreement to acquire a prospective social media platform. We operate a real-time multilingual company that amplifies brand and social messaging, expands online commerce and provides customer support by globalizing these experiences with its proprietary approach to language. Through its real-time multilingual amplification platform, we eliminate the language barrier, allowing the free flow of communications in 67 languages.

For the years ended May 31, 2015 and 2014, we had revenues of $1,521,984 and $37,135, respectively.  The relatively low levels operating revenue together with the costs we incurred for development of our business and increases in headcount resulted in net losses and comprehensive losses of $4,624,744 and $2,641,473 for the years ended May 31, 2015 and 2014, respectively.  For the year ended May 31, 2015, we had assets totaling $1,470,823, liabilities totaling $8,114,106, and a stockholders’ deficit of $6,643,283. For the year ended May 31, 2014, we had assets totaling $992,002, liabilities totaling $7,046,301 and a stockholders’ deficit of $6,054,299.

Research and Development

We have incurred research and development expenses related to software development totaling $671,312 and $1,375,112 for the years ended May 31, 2015 and May 31, 2014, respectively.  The research and development costs consisted of developmental services provided by Intertainment Media Inc. and our own development team of $498,979 and external consultants’ fees of $172,333.

Critical Accounting Policies

General

The consolidated financial statements and notes included in our quarterly and annual financial statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, and affect the disclosure of any contingent assets and liabilities. We believe these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. While our critical accounting policies are described in the notes to our financial statements appearing elsewhere in this report, we believe the following policies are important to understanding and evaluating our reported financial results:

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

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Fair Value of Derivative Instruments

The Company has previously issued attached five year warrants as part of a subscription agreements that included convertible promissory notes, debentures and line of credit, some of which had price protection provisions that expired after twelve months. Upon expiration of the price protection, the instruments were treated as an equity instrument.

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

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses for the fiscal year ended May 31, 2015 and 2014.

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

RESULTS OF OPERATIONS

Year ended May 31, 2015 and May 31, 2014

Revenues

We are in the process of commercialization of our multi-language e-commerce and marketing businesses.  We had revenues of $1,521,984 and $37,135 for the year ended May 31, 2015 and May 31, 2014, respectively. Revenues for the current year relate predominately to professional services for Digital Widget Factory. Comparative period revenues resulted from services provided for a few limited customer events. Our management is focusing on developing and refining its technologies, and its relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters related to e-commerce.

Cost of revenue

We incurred costs of revenues of $316,907 and $9,443, for the year ended May 31, 2015 and 2014, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $1,205,077 and $27,692, for the year ended May 31, 2015 and 2014, respectively.

Total operating expenses

During the year ended May 31, 2015 and 2014, total operating expenses were $5,186,787 and $4,107,547, respectively.

For the year ended May 31, 2015, the operating expenses consisted of marketing expense of $1,099,054, research and development expenses of $671,312, general and administrative expenses of $1,394,474, professional fees of $293,373, consulting fees of $745,719, amortization of $231, and stock based compensation of $982,624. For the comparable year ended May 31, 2014 the operating expenses consisted of marketing expenses of $633,272, research and development expenses of $1,375,112, general and administrative expenses of $1,348,712, professional fees of $355,518 and consulting fees of $394,933.

All of our research and development costs have been incurred since the fourth quarter of the 2013 fiscal year. These research and development expenses are primarily for fees to technology consultants from Intertainment Media and Ortsbo, in the prior year, with higher weighting on Yappn’s own employees and third party consultants in the latter half of fiscal 2015. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

Marketing expenses include costs incurred for public relations, and promotional events and related activities. In the current year, there was a significant launch event in regard to the Company’s FotoYapp application early in our second quarter. A similar event did not incur in the year ended May 31, 2014, which is the main reason for the increase in marketing expenses for the year ended May 31, 2015.

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, and general office needs and averaged approximately $350,000 per quarter. These costs have remained relatively consistent year over year as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct employee engagements over the comparative period, while certain other costs have been reduced. Upon further significant increases in revenue, the Company will continue to hire, but the growth of this cost will be far less than the impact to Net Income (Loss).

Professional fees were incurred primarily for use of legal counsel related to financing arrangements for convertible promissory notes and warrants and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs and were relatively consistent year over year.

Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide investor relations services, strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services were paid with shares of common stock. Consultants were used more extensively in the year ended May 31, 2015 than in the year ended May 31, 2014. Although consultants are more expensive on a per hour basis, the effort required for some consultants would not support a full time engagement, but overall more services for the Company were required.

Stock based compensation relates to our two grants of stock options during the year ended May 31, 2015. Stock based compensation is recorded using the binomial lattice model which provides a fair value based on assumptions determined to be appropriate by management. Stock based compensation is recorded over the vesting period using a graded vesting schedule. We did not have any grants of stock options for the year ended May 31, 2014, therefore there was no stock based compensation recorded for that year.

Total other income and expenses

Other (income) expenses totaled $643,034 and $(1,438,382), for the year ended May 31, 2015 and May 31, 2014, respectively. The change of $2,081,416 is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into shares of our common stock or have provisions that provide an option to convert into shares of our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of shares of our common stock fluctuates.

During the year ended May 31, 2015, total other (income) consisted of interest expense of $367,895, financing expenses related to convertible debentures, and derivative liabilities totaling $1,128,257, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of ($1,291,743) and other miscellaneous income of ($161,375).

During the year ended May 31, 2014, total other income and expenses resulted in income of $(1,438,382).  The other (income) consisted of interest expense of $110,611 and financing expenses on the issuance of derivative liabilities of $4,737,726. Other income consisted of the increase in the fair value of the derivative liabilities resulting in a gain of ($6,318,613) and miscellaneous other income of $31,894.

The financing expenses related to the issuance of derivative liabilities for the year ended May 31, 2015 related primarily to the raising of convertible notes with exercise prices tied to a discount to market rates. In the prior year, the financing expense related to issuances of preferred shares and convertible debentures that had anti-dilution ratchet provisions thus requiring fair value accounting. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they were treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  Based on our stock price on the date of issuance, which is the date the fair value exercise was completed, the initial financing expense was significant for the year ended May 31, 2014. The financing expense associated with the capital raises and prior obligations were $1,128,257 and $4,737,726 for the year ended May 31, 2015 and May 31, 2014, respectively. There were fewer dilutive financings raised in the year ending May 31, 2015 from convertible notes and no financing from preferred share issuance than the comparative period as we primarily relied on bridge loans and the line of credit arrangement for financing during the year ended May 31, 2015.

As of May 31, 2014, we adjusted the fair value of the derivatives instruments related to the sale of preferred stock and warrants and debentures previously issued. This reduction was based on both a decline in our share price as the market price of the common shares declined from a May 31, 2013 share price of $0.55 to a May 31, 2014 share price of $0.16 as well as an element due to elapsed time. There was a further reduction in fair values for the year ended May 31, 2015 as the market price of the common shares declined from a May 31, 2014 share price of $0.16 to a May 31, 2015 share price of $0.06. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $691,743 for the year ended May 31, 2015 in contrast to a larger gain of $6,318,613 for the year ended May 31, 2014, a change of $5,626,870.

During the year ended May 31, 2015 and year ended May 31, 2014, we raised $2,742,263 and $3,860,092, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements.

Net loss and comprehensive loss

During the year ended May 31, 2015 and 2014, we had net loss and comprehensive loss of $4,624,744 and $2,641,473 respectively.

Liquidity and Capital Resources

As of May 31, 2015, we had a cash balance of $19,496, which is a decrease of $969,196 from the ending cash balance of $988,692 as of May 31, 2014. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued convertible preferred stock, short term notes, convertible debt instruments, and warrants under various subscription private placements to accredited investors for gross cash receipts of $2,742,263 and $3,860,092 for the year ended May 31, 2015 and the year ended May 31, 2014, respectively.

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

On July 6, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of Yappn restricted common shares (320 Million shares at US $0.05 per share). The transaction is subject to closing conditions including each party obtaining all necessary approvals, including stock exchange approval and shareholder approval, if required.

On July 7, 2015, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 10:1 Reverse Stock Split (“Reverse Stock Split”).  Under this Reverse Stock Split each 10 shares of our Common Stock will be automatically converted into 1 share of Common Stock.  To avoid the issuance of fractional shares of Common Stock, the Company will issue an additional share to all holders of fractional shares.  The effective date of the Reverse Stock Split will be on or after the publication of this Annual Report.

On July 15, 2015, we completed a secured debt financing of US $4.5 Million of 12% Secured Debentures. The Secured Debentures have a maturity date of December 31, 2015 but may be accelerated under certain conditions. $2.0 million of the $4.5 Million secured debt financing is in the form of conversion of previously existing debt of the Company.

Going Concern Consideration

We incurred net losses and comprehensive losses resulting in a deficit of $14,762,852 through May 31, 2015. At May 31, 2015, we had total assets of $1,470,823 and liabilities totaling $8,114,106 and a working capital deficit of $6,332,047. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2015 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of the our management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of May 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of May 31, 2015, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of May 31, 2015, our internal control over financial reporting was effective.

(b) Changes In Internal Control Over Financial Reporting

During the year ended May 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

Item 9B. Other Information

None.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov. The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www. yappn.com (which website is expressly not incorporated by reference into this filing). Information contained on our website is not part of this report on Form 10-K.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

David Lucatch	53	Chief Executive Officer and Director

Craig McCannell	38	Chief Financial Officer

David Bercovitch	47	Chief Operating Officer

Marc Saltzman	44	Director

Neil Stiles	57	Director

Herb Willer	61	Chairman of the Board and Director

Steven Wayne Parsons	53	Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

David Lucatch, Chief Executive Officer and Director.  Mr. Lucatch, 53, has served as the Chief Executive Officer and director of Intertainment Media, Inc., a company listed on the TSX Venture Exchange, on the OTCQX and in Frankfurt, since 2006 and as its President from 2006 through 2011.  He has served as a director of Ortsbo, Inc., a wholly owned subsidiary of Intertainment Media, Inc., since 2010, as its President from 2010 through 2011 and as its Chief Executive Officer from 2010 through 2012.  He has served as a director of Ortsbo USA, Inc., a wholly owned subsidiary of Ortsbo Inc., since 2011.  Mr. Lucatch also currently serves as an officer and/or director of several other subsidiaries of Intertainment Media, Inc., as the President and a director of Alimor Ventures Inc. since 2000, as the President and a director of Alimor Consulting, Inc. since 2000, as the President and a director of Savers Plus Canada, Inc. since 2003, as a director of Poynt Corporation from 2011 to June 2012 and as a director of Silverbirch, Inc. from 2007 through 2008.  Mr. Lucatch was selected to serve on the board of directors due to his extensive experience with social media, his perspective as the creator of the Yappn concept and his perspective as the Chief Executive Officer and a director of our largest controlling stockholder.  Throughout his business career Mr. Lucatch has been an active supporter of a number of not for profit organizations and has been recognized internationally for his service and support.  Mr. Lucatch graduated in 1985 from the University of Toronto.  Mr. Lucatch continues to mentor at the University of Toronto and the Management Economics Student Association programs and various leadership programs.  In 2010 Mr. Lucatch was a recipient of an Arbour Award from the University of Toronto, recognizing his continued activities and contributions to the University of Toronto.  Mr. Lucatch is a member of the College of Electors of the University of Toronto and of the Ontario Securities Commission SME Committee.

Craig McCannell, Chief Financial Officer. Mr. McCannell, 38, has been the Chief Financial Officer of Intertainment Media, Inc. since July 3, 2013 and the Director of Finance of Intertainment Media, Inc. from January 2012 to July 2013.  Mr. McCannell served as an account executive for Robert Half Management Resources from April 2011 to September 2011 and the Senior Manager of Assurance for Ernst & Young LLP from September 1999 to August 2010.

David Bercovitch, Chief Operating Officer. Mr. Bercovitch, 47, was appointed as Chief Operating Officer of Yappn on February 18, 2014. From May, 2012 to May, 2013, Mr. David Bercovitch was Vice President and co-General Manager Canadian Operations of EPAM Systems. From September 1997 to May 2012, he was the Co-CEO and CFO of Thoughtcorp, a successful Computer Consulting business. Thoughtcorp, prior to its acquisition, was a highly profitable enterprise achieving an average annual growth rate of approximately 15% with over 120 staff members and annual sales of approximately $17M and offered a range of professional services, including custom application development, business intelligence, data warehousing, and Agile consulting. Prior to his positions at Thoughtcorp, Mr. Bercovitch had sales and management positions at Cognos, the Business Intelligence company acquired by IBM in 2008 and ACNielsen, spending 5 years selling and servicing, custom built data analytics tools to the Consumer Packaged Goods industry. Mr. Bercovitch holds a Bachelor of Commerce degree from McGill University where he graduated with distinction, and a Master of Business Administration from York University where he graduated with honors.

Marc Saltzman, Director.  Mr. Saltzman, 44, has reported on the technology industry since 1996 as a freelance journalist, author, lecturer, consultant, and radio and TV personality.  Along with his weekly syndicated columns with Gannett, the United States’ largest newspaper group, Mr. Saltzman currently contributes to USA Today, USA Today.com, Yahoo! (U.S. and Canada), CNN.com, MSN and AARP – The Magazine.  Mr. Saltzman writes and hosts “Gear Guide,” a technology-focused video that runs nationally across Canada at movie theaters before the film trailers start.  Mr. Saltzman was selected to serve on the board of directors due to his extensive knowledge of the technology industry, interactive entertainment and online/social media trends.

Neil Stiles, Director. Mr. Stiles, 57, served as the President and publisher of Variety, Inc. from 2008 through 2012. In these positions, Mr. Stiles was responsible for the global business operations of the Variety franchise including Variety, Daily Variety, Daily Variety Gotham and Variety.com.  Additionally, he oversaw the publications Video Business, Tradeshow Week and 411 Publishing, and played a leading role in the management of MarketCast, a leading provider of marketing research for the film and television industries.  In late 2012 he executed the sale of the Variety Group.  Mr. Stiles has also served on the boards of directors of Randian LLC since 2011 and 2020 Capital LLC since 2011. Mr. Stiles has more than 30 years of experience in the magazine industry, beginning as a music industry journalist in the mid-1970s and moving into sales management positions throughout the 1980s.  Before joining the Variety team in 2008, Mr. Stiles played a large role in the management of sister company Reed Business Information-UK (“RBI”) as its board director.  As a director of RBI he oversaw a number of online initiatives including the acquisition of eMedia. Following the acquisition, Mr. Stiles served as the Chief Executive Officer of eMedia.   Mr. Stiles has served on the board of directors of LA’s BEST, one of the United States’ largest after school programs, and on the boards of BritWeek and BAFTA LA, and has served as the Chairman of BAFTA LA since 2011.  Mr. Stiles was selected to serve on the board of directors due to his extensive business experience and knowledge of the entertainment industry.

Herb Willer, Chairman. Mr. Willer, 61, has served as the Chairman of Intertainment Media, Inc. since 2012 and as a Director and Committee Chair since 2006.  He has served on the board of directors of Mill Street Brewery since 2003, Pitchpoint Solutions Inc. since 2007, and Healthcare 365 Inc. since 2010. Mr. Willer has served on the advisory board for the TSX Venture Exchange since 2012, as Chairman of the pension committee of the Princess Margaret Hospital in Toronto since 2008 and as a member of the investment committee of the University Health Network of Toronto.  Mr. Willer is a Canadian Chartered Accountant and is the President and founder of HMW Capital Inc., a Canadian Limited Market Dealer primarily focused on private equity investments. He has served as the President of HMW Capital Inc. since 2005. From 2003 to 2006, Mr. Willer was a partner of Kingsdale Capital, a brokerage firm, and prior to 2002 Mr. Willer was a global partner with Arthur Andersen and headed its entrepreneurial practice group in Ontario. Mr. Willer was selected to serve on the board of directors due to his extensive experience with emerging and growth companies and his perspective as the Chairman of our largest controlling stockholder.

Steven Wayne Parsons, Director. Mr. Parsons, 53, has 24 years of experience in the investment business and founded Parsons Financial Consulting, a consulting company focused on the technology and mining sectors, in 2010 and has served as its president since its inception.  Mr. Parsons served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company from March 19, 2013 to March 28, 2013. Mr. Parsons has served on the board of directors of American Paramount Gold Corp., a company listed on the OTC Pink, since 2010 and also served as its President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary in 2010.  Prior to joining American Paramount Gold Corp., Mr. Parsons was a senior investment manager at National Bank Financial from 2003 through 2009.  Mr. Parsons was selected as our director because of his experience in the financial and technology industries.

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

We acquired the certain rights under a Services Agreement dated March 21, 2013 between Intertainment Media, Inc. (“IMI”), its subsidiaries, and the Company upon the closing of an asset purchase agreement among the parties. Mr. Lucatch, our Chief Executive Officer and a director, and Mr. Willer, our Chairman, are board members and the Chief Executive Officer and Chairman, respectively, of IMI, Ortsbo's controlling stockholder, which may cause a conflict of interest.  Furthermore, Mr. McCannell, who became our Chief Financial Officer on July 22, 2013, is the Chief Financial Officer of IMI.

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

Our Board of Directors held 3 formal meetings during the year ended May 31, 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC.  Based on the information available to us during the year ended May 31, 2015, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

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

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation on November 3, 2010 until May 31, 2014, we did not paid any compensation to our executive officers in consideration for their services rendered to us in their capacity as such.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Yappn Corp during the year ended May 31, 2015, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2015. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended May 31, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
David Lucatch,	2015	190,000	0	0	247,569	0	0	12,000	449,569
CEO	2014	0	0	0	0	0	0	0	0

Craig McCannell,	2015	120,000	0	0	66,518	0	0	9,000	195,518
CFO	2014	0	0	0	0	0	0	0	0

David Bercovitch,	2015	0	0	0	115,283	0	0	0	115,283
COO	2014	0	0	0	0	0	0	0	0

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

On October 31, 2014, we entered into a consulting agreement with Maranden Holdings, Inc., an entity controlled by David Bercovtich, memorializing the agreement by which David Bercovtich would act as our Chief Operating Officer. Under the terms of this agreement, Mr. Bercovtich will continue to serve as our Chief Operating Officer. Maranden Holdings, Inc received one million, five hundred thousand (1,500,000) common stock purchase warrants as compensation in lieu of cash salary, such common stock purchase warrants vesting over two years. Maranden Holdings, Inc, is entitled to certain bonus payments and payment of expenses.

On September 1, 2014 we entered into an employment agreement with Craig McCannell, our CFO, which has an indefinite term. Under the terms of this agreement, Mr. McCannell will continue to serve as our Chief Financial Officer. Mr. McCannell will receive a base salary of $160,000 per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. McCannell will be entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits.

Outstanding Equity Awards as of May 31, 2015

Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at May 31, 2015 are as follows:

	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
David Lucatch	1,000,000	2,000,000	$0.10	August 14,2019
David Lucatch	500,000	1,000,000	$0.10	March 2, 2020
David Bercovitch	500,000	1,000,000	$0.10	August 14, 2019
David Bercovitch	133,333	266,667	$0.10	March 2, 2020
Craig McCannell	200,000	400,000	$0.10	August 14, 2019
Craig McCannell	333,333	666,667	$0.10	March 2, 2020
Herb Willer	500,000	0	$0.10	August 14, 2019
Herb Willer	500,000	0	$0.10	March 2, 2020
Marc Saltzman	500,000	0	$0.10	August 14, 2019
Marc Saltzman	250,000	0	$0.10	March 2, 2020
Neil Stiles	500,000	0	$0.10	August 14, 2019
Neil Stiles	250,000	0	$0.10	March 2, 2020
Wayne Parsons	500,000	0	$0.10	August 14, 2019
Wayne Parsons	250,000	0	$0.10	March 2, 2020

The Company has no stock appreciation rights.

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None.

Non-Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Compensation of Directors

Directors who provide services to the Company in other capacities have been previously reported under “Summary Compensation”. The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended May 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Comp-ensation ($)	Total (1) ($)
Herb Willer	0	0	72,150	0	0	0	72,150
Marc Saltzman	0	0	58,900	0	0	0	58,900
Neil Stiles	0	0	58,900	0	0	0	58,900
Wayne Parsons	0	0	58,900	0	0	0	58,900

(1)	The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Binomial lattice model theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity.

Since our incorporation on November 3, 2010 until May 31, 2015, we have not paid any cash compensation to our directors in consideration for their services rendered to our Company in their capacity as such. Directors have been granted stock options as noted above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of August 26, 2015 regarding the beneficial ownership of our common stock, based on 134,228,139 shares of common stock issued and outstanding by (i) each executive officer and director; (ii) all of our executive officers and directors as a group; and (iii) each person or entity who, to our knowledge, owns more than 5% of our common stock.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners
Intertainment Media, Inc. (2)(3)	70,000,000	52.15%
Ortsbo (2)	15,000,000	11.18%

Officers and Directors
David Lucatch (2)(3)	190,000	0.14%
Craig McCannell (3)	0	0
David Bercovitch (3)	185,000	0.14%
Steven Wayne Parsons (3)	0	0
Marc Saltzman (3)	0	0
Neil Stiles (3)	0	0
Herb Willer (3)	0	0
All executive officers and directors as a group (seven persons)(2)(3)	85,375,000	63.60%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of August 26, 2015. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of August 26, 2015 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	David Lucatch is the Chief Executive Officer of Intertainment Media, Inc., and, as such, has sole voting and investment power over the 70,000,000 shares of common stock held by Intertainment Media, Inc. Mr. Lucatch is also a Director of Ortsbo, Inc. Mr. Lucatch disclaims beneficial ownership and voting control over such 15,000,000 shares of our common stock held by Ortsbo, Inc.

(3)	c/o Yappn Corp. 1001 Avenue of the Americas, 11th Floor, New York, NY 10018.

Description of Securities

In March 2013, we filed an amended and restated certificate of incorporation to increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share

On December 31, 2014, we filed an amended and restated certificate of incorporation to increase the Company’s authorized number of common shares to 400,000,000 shares of common stock, par value $0.0001 per share.

The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws .

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

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are fully paid and not liable to further calls or assessment by the Company.

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

As of August 26, 2015, we have No Series A Convertible Preferred Stock issued and outstanding.

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

Indemnification of directors and officers

Under the Delaware General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

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

In April and May 2013, the Company paid for general development and managerial services performed by Intertainment Media, Inc., and prepaid for such services for the subsequent months.   Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided.  Costs incurred by Intertainment Media, Inc. for third party purchases are invoiced at cost.

For the year ended May 31, 2014, the Company paid for general development and managerial services performed by Intertainment Media, Inc. Related party fees incurred and paid or accrued under this arrangement totaled $1,668,930 for the year ended May 31, 2014 and a remaining related party liability balance totaling $145,316 existed as of May 31, 2014.

For the year ended May 31, 2015, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $794,085. As of May 31, 2015 the related party liability balance totaled $348,158.

We presently utilize office space in New York, New York on a month to month basis and any fees are nominal.

On October 23, 2013, we entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property in exchange for 1,666,667 shares of our restricted common stock. On April 28, 2014 we exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock. Ortsbo is a wholly owned subsidiary of Intertainment Media, Inc. and David Lucatch, our CEO, is a Director of Ortsbo.

On July 6, 2015 Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of Yappn restricted common shares (320 Million shares at US $0.05 per share). The transaction is subject to closing conditions including each party obtaining all necessary approvals, including stock exchange approval and shareholder approval, if required. Upon the completion of the transaction the amended Services Agreement will be terminated.

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

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company’s current principal accountant, MNP, LLP, were as follows:

	Year Ended	Year Ended
	May 31,	May 31,
	2015	2014
Audit fees (1)	$53,500	$48,150
Audit related fees (2)	$51,146	$39,987
Tax fees (3)	$17,530	$-
All other fees (4)	$-	$-

(1)	Audit Fees

The aggregate fees billed by our principal accountant, MNP, LLP, for the May 31, 2015 and May 31, 2014 audit of our annual financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2015 and May 31, 2014.

(2)	Audit-Related Fees

The aggregate fees billed by our principal accountants for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended May 31, 2015 and May 31, 2014.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, tax planning and tax preparation for the fiscal years ended May 31, 2015 and May 31, 2014.

(4)	All Other Fees

The aggregate fees billed for products and services provided by our principal accountants for the fiscal years ended May 31, 2015 and May 31, 2014, other than for audit fees and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

Consolidated Financial Statements

YAPPN CORP.

FORM 10-K

YEAR ENDED MAY 31, 2015

TABLE OF CONTENTS

Page
PART I
Item 1.	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of May 31, 2015 and 2014	F-3
	Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2015 and 2014	F-4
	Consolidated Statements of Stockholders’ Deficit for the years ended May 31, 2015 and 2014	F-5
	Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014	F-6

	Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Stockholders of Yappn Corp.

We have audited the accompanying consolidated balance sheets of Yappn Corp. (the "Company") as of May 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended. Yappn Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yappn Corp. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants Licensed Public Accountants

Mississauga, Ontario August 25, 2015

YAPPN CORP.

CONSOLIDATED BALANCE SHEETS

	Note	As of May 31, 2015	As of May 31, 2014
Assets
Current assets:
Cash		$19,496	$988,692
Accounts receivable		1,444,009	-
Prepaid expenses		6,068	3,310
Total current assets		1,469,573	992,002

Equipment, net		1,250	-

Total Assets		$1,470,823	$992,002

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$340,041	$444,041
Accrued expenses		543,535	141,176
Accrued development and related expenses - related party	11	468,766	145,316
Short term loans	4	791,928	477,311
Line of credit	5	2,167,025	800,000
Deferred revenue		12,500	-
Convertible promissory notes and debentures	6	3,477,825	100,846
Total current liabilities		7,801,620	2,108,690

Other liabilities:
Derivative warrant liability	9	-	2,531,282
Convertible promissory notes and debentures	6	312,486	2,406,329
Total Liabilities		8,114,106	7,046,301

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series 'A' Convertible, 10,000,000 shares authorized; nil and 2,010,000 shares issued and outstanding	8	-	201
Common stock, par value $.0001 per share, 400,000,000 shares authorized (200,000,000 May 31, 2014): 134,228,139 issued and outstanding (125,855,794 May 31, 2014)	7	13,423	12,586
Common stock, par value $.0001 per share, 993,444 and nil shares subscribed not issued, respectively		124,567	-
Additional paid-in capital		7,981,579	4,071,022
Deficit		(14,762,852)	(10,138,108)
Total Stockholders' Deficit		(6,643,283)	(6,054,299)
Total Liabilities And Stockholders' Deficit		$1,470,823	$992,002

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the year ended May 31
	Note	2015	2014

Revenues		$1,521,984	$37,135

Cost of revenue		316,907	9,443

Gross profit		1,205,077	27,692

Operating expenses:
Marketing	11	1,099,054	633,272
Research and development expenses	11	671,312	1,375,112
General and administrative expenses	11	1,394,474	1,348,712
Professional fees		293,373	355,518
Consulting		745,719	394,933
Depreciation		231	-
Stock-based compensation		982,624	-
Total operating expenses		5,186,787	4,107,547

Loss from operations		(3,981,710)	(4,079,855)

Other (income) expense:
Interest expense		367,895	110,611
Financing expense on issuance of convertible promissory notes and common stock		1,128,257	4,737,726
Change in fair value of derivative liabilities and convertible promissory notes		(691,743)	(6,318,613)
Miscellaneous (income) expense		(161,375)	31,894
Total other (income) expense		643,034	(1,438,382)

Net loss before taxes		(4,624,744)	(2,641,473)

Provision for income taxes	12	-	-

Net loss and comprehensive loss		$(4,624,744)	$(2,641,473)

Net loss per weighted-average shares of common stock – basic		$(0.04)	$(0.03)

Net loss per weighted-average shares of common stock – diluted		$(0.04)	$(0.03)

Weighted-average number of shares of common stock issued and outstanding – basic		129,504,379	102,414,173

Weighted-average number of shares of common stock issued and outstanding – diluted		129,504,379	102,414,173

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the year ended May 31, 2015 and 2014

	Common				Preferred		Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2013	100,000,000	$10,000	$-	-	7,710,000	$-	$64,997	$(7,496,635)	$(7,421,638)

Issuance of common stock for consulting services	1,900,000	190	-	-	-	-	215,521	-	215,711
Issuance of Series A Convertible preferred stock at par value ($0.0001) and warrants	-	-	-	-	1,650,000	-	-	-	-
Issuance of common stock for licensing rights	1,666,667	167	-	-	-	-	133,166	-	133,333
Issuance of common stock for technology	13,333,333	1,333	-	-	-	-	(1,333)	-	-
Issuance of warrants classified as equity	-	-	-	-	-	-	2,609,256	-	2,609,256
Imputed interest on short term loan	-	-	-	-	-	-	27,799	-	27,799
Issuance of common stock on conversion of Series A Preferred stock	7,350,000	735	-	-	(7,350,000)	-	734,265	-	735,000
Issuance of common shares on conversion of convertible debt	1,605,794	161	-	-	-	-	86,552	-	86,713
Reclassification of preferred stock from derivative liability	-	-	-	-	-	201	200,799	-	201,000
Net loss for the year ended May 31, 2014	-	-	-	-	-	-	-	(2,641,473)	(2,641,473)
Balance - May 31, 2014	125,855,794	12,586	-	-	2,010,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	-	-	1,851,089	-	1,851,089
Issuance of warrants classified as equity	-	-	-	-	-	-	41,060	-	41,060
Stock options issued	-	-	-	-	-	-	982,624	-	982,624
Stock to be issued under prior obligations	-	-	993,444	124,567	-	-	-	-	124,567
Beneficial conversion feature	-	-	-	-	-	-	622,636	-	622,636
Stock issued to consultants and vendors	3,290,000	329	-	-	-	-	307,638	-	307,967
Issuance of common stock on conversion of Series A Preferred stock	2,010,000	201	-	-	(2,010,000)	(201)	-	-	-
Issuance of common stock on conversion of convertible debt	3,072,345	307	-	-	-	-	105,510	-	105,817
Net loss for the year ended May 31, 2015	-	-	-	-	-	-	-	(4,624,744)	(4,624,744)

Balance - May 31, 2015	134,228,139	13,423	993,444	124,567	-	-	7,981,579	(14,762,852)	(6,643,283)

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended May 31, 2015	For the year ended May 31, 2014
Cash Flows From Operating Activities:
Net loss and comprehensive loss	$(4,624,744)	$(2,641,473)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	231	-
Stock-based compensation	982,624	-
Change in fair value of derivative liabilities and convertible promissory notes	(691,743)	(6,318,613)
Financing expense on issuance of convertible promissory notes, and common stock	1,128,257	4,876,118
Stock issuance for consulting services and licensing rights	307,967	349,044
Imputed interest expense on loan	-	27,799
Changes in operating assets and liabilities:
Accounts receivable	(1,444,009)	-
Prepaid development and related expenses - related party	-	80,518
Prepaid expenses	(2,758)	6,730
Accounts payable and accrued liabilities	298,359	386,124
Accrued development and related expense - related party	323,450	145,316
Deferred Revenue	12,500	-
Net Cash Used in Operating Activities	(3,709,866)	(3,088,437)

Cash Flows From Investing Activities:
Capital expenditures	(1,593)	-
Net Cash Used in Investing Activities	(1,593)	-

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	1,135,857	3,695,092
Proceeds from line of credit, net	1,367,025	-
Repayments of short term loans	(373,678)	-
Proceeds from short term loans	817,152	-
Repayment of convertible promissory notes and debentures	(204,093)	-
Proceeds from the issuance of preferred stock and warrants	-	165,000
Net Cash Provided by Financing Activities	2,742,263	3,860,092

Net decrease in cash	(969,196)	(771,655)
Cash, beginning of year	988,692	217,037
Cash, end of year	$19,496	$988,692

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued on conversion of convertible debt	$-	$86,713
Common stock issued on conversion of preferred stock	$-	$735,000
Reclassifications of derivative liabilities to additional paid in capital	$1,851,089	$1,118,087
Common stock issued for consulting services	$307,967	$349,044
Common stock issued for prior obligations	$124,567	$-
Conversion of short term loan	$100,000	$-
Cash paid during the year for interest	$188,994	$20,532

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

Notes to Consolidated Financial Statements

May 31, 2015

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian publicly listed company, in exchange for 70,000,000 shares of common stock of the Company. As a result of this exchange, Intertainment Media Inc. acquired, at that time, a 70 percent ownership of the Company. The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured. All of the Company’s current revenues are classified as services. Services are billed on a time and materials basis and are and recognized as revenue as services are rendered at the time of billing which is typically a biweekly or monthly basis.

Cost of Revenue

The cost of revenue consists primarily of expenses associated with the delivery and distribution of services. These include expenses related to the operation of data centers, salaries, benefits and customer project based costs for certain personnel in the Company’s operations.

Marketing, Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $1,099,054 and $633,272 for the years ended May 31, 2015 and May 31, 2014.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2015, the Company had outstanding five year warrants to purchase an additional 55,226,666 shares of common stock (note 8) at a per share exercise price ranging from $0.054 to $0.22, 9,445,000 stock options (note 10) that have vested with an exercise price of $0.10, and convertible notes and debentures that are convertible into 21,856,666 shares of common stock at the option of the holder based on the value of the debt host at the time of conversion with exercise prices ranging from $0.10 to $0.15. All of these issuances have a dilutive effect on earnings per share when the Company has net income for the period.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the consolidated statements of operations and comprehensive loss. There have been no penalties or interest related to unrecognized tax benefits reflected in the consolidated statements of operations and comprehensive loss for the year ended May 31, 2015 and May 31, 2014.

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

As of May 31, 2015 and May 31, 2014, the carrying value of accounts receivable, accounts payable, accrued expenses, short term loans, accrued development and related expenses and line of credit approximated fair value due to the short-term nature of these instruments.

Fair Value of Derivative Instruments, Preferred Stock and Warrants

The Company entered into subscription agreements whereby it sold Units consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase one share of the Company’s common stock. Both the preferred stock and the warrant initially had price protection provisions and when such provisions are present, the instruments are treated as liabilities rather than as equity instruments resulting from the variability caused by the favorable terms to the holders. The Series A Preferred Stock and the five year warrants provided the holder with full anti-dilution ratchet provisions that provide the holder with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price. The Company also issued other five year warrants as part of subscription agreements that included convertible promissory notes, debentures and line of credit, some of which have similar price protection provisions that expired after twelve months. Upon expiration of the price protection, the instruments were treated as equity instruments. The Series A Preferred Stock ratchet provisions ended after twelve months and as such any unconverted preferred shares were no longer treated as a liability, but as an equity instrument.

In the event the Company has exceeded its authorized number of common stock issuable on a diluted basis, the Company applies the earliest issuance date sequencing approach to determine which derivatives recorded in additional paid in capital, require reclassification to financial liabilities. Under the earliest issuance date sequencing approach, the financial instruments recorded in equity that have stock issuable in common stock (excluding stock options) earlier than the date of the breach of the authorized stock limit continue to be classified as a component of additional paid in capital. All derivatives that are issuable into common stock (other than stock options) issued subsequent to the breach of the authorized stock limit on a diluted basis, are recorded as financial liabilities. Upon a rectification of the breach of the authorized stock limit, those instruments that would otherwise be recorded as component of additional paid in capital, will be reclassified to additional paid in capital.

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

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.

The Company’s significant estimates include the fair value of financial instruments including the underlying assumptions to estimate the fair value of derivative financial instruments and convertible promissory notes and the valuation allowance of deferred tax assets.

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

Reclassifications

Certain amounts in the prior year presented have been reclassified to conform to the current year classification. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations or financial position.

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivatives feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $14,762,852 through May 31, 2015.

As of May 31, 2015, the Company had a working capital deficit of $6,332,047. During the year ended May 31, 2015, net cash used in operating activities was $3,709,866. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We have realized limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to meet its operating cash flow requirements from financing activities until the future operating activities become sufficient to support the business to enable the Company to continue as a going concern. The Company continues to work on generating operating cash flows from the commercialization of its business. Until those cash flows are sufficient the Company will pursue other financing when deemed necessary.

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives. During the year ended May 31, 2015, the Company raised $2,742,263 through various financial instruments, net of repayments. Subsequent to the year ended May 31, 2015, the Company raised $2.3 million in cash proceeds as part of a secured debenture financing.

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

3. Concentration of Credit Risk

All of the Company’s revenues are attributed to a small number of customers. One customer comprises 90% of the accounts receivable as at May 31, 2015 and 90% of the revenue recorded for the year ended May 31, 2015.

4. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $240,000) with a private investor. The Company previously converted a portion of a previous loan from this lender (Canadian $350,000), from a prior fiscal year, into a convertible debenture. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $46,025 (Canadian $50,000) of this loan on June 13, 2014 leaving $175,330 ($190,000 Canadian) outstanding. As at May 31, 2015, the loan had a value of $152,545 ($190,000 Canadian).

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,056 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $1,000 par value, convertible into shares of the Company’s common stock and 1,666,667 issuable shares of common stock (Series C warrants) at a purchase price of $0.22 per share (Note 6). As at May 31, 2015 an amount of $10,788 ($13,418 Canadian) remains outstanding.

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

On July 17, 2014 the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. During the year $ 90,145 (Canadian $105,000) was repaid on this note. As of May 31, 2015, the value of the loan was $4,020 (Canadian $5,000).

On July 23, 2014, the Company borrowed $50,234 (Canadian $53,750) from a private investor in the form of a bridge loan with combined loan and interest fees of $5,841 (Canadian $6,250). This loan and the fees were repaid in full on August 5, 2014.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014. As of May 31, 2015, the value of the remaining balance of the loan was $60,308 (Canadian $75,000).

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

On March 30, 2015, the Company borrowed $250,000 ($317,000 Canadian) in the form of a bridge loan from a private investor with a financing fee of $10,000 ($12,680 Canadian). This loan was paid back on April 21, 2015.

On May 6, 2015, the Company borrowed $150,000 ($180,000 Canadian) in the form of a bridge loan from a private investor with a financing fee of $6,000 ($7,200 Canadian). As of May 31, 2015, the value of the remaining balance of the loan was $144,729 (Canadian $180,000). This loan was paid back on June 30, 2015.

On May 11, 2015, the Company received $419,463 ($500,000 Canadian) from an intended subscriber for secured debentures, which closed subsequent to year end, on July 15, 2015. As of May 31, 2015, the value of the remaining balance of the loan was $402,026 (Canadian $500,000). The Company treated these as a short term loan where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture.

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Borrowing on July 10, 2013	$336,000	$-	$-	$336,000
Borrowing on January 7, 2014	-	253,200	-	253,200
Borrowing on January 9, 2014	-	-	271,200	271,200
Total	336,000	253,200	271,200	860,400
Fair value adjustments and accrued interest	(15,841)	3,952	-	(11,889)
Repayments	-	-	(271,200)	(271,200)
Conversions	(100,000)	-	-	(100,000)
Fair value at May 31, 2014	220,159	257,152	-	477,311
Borrowing on July 17, 2014	-	-	100,915	100,915
Borrowing on July 23, 2014	-	-	50,234	50,234
Borrowing on August 4, 2014	-	-	93,458	93,458
Borrowings in August 2014 (multiple dates)	-	-	125,000	125,000
Borrowing on January 23, 2015	-	-	16,098	16,098
Borrowing on March 30, 2015			250,000	250,000
Borrowing on May 6, 2015	-	-	144,729	144,729
Borrowing on May 11, 2015	-	-	419,463	419,463
Total	-	-	1,199,897	1,199,897
Fair value adjustments	(21,589)	(13,081)	(10,168)	(44,838)
Repayments	(46,025)	(142,506)	(436,134)	(624,665)
Conversions	-	(90,777)	(125,000)	(215,777)
Fair value at May 31, 2015	$152,545	$10,788	$628,595	$791,928

5. Line of Credit - Loan Agreement and Promissory Note

On March 26, 2014, the Company received an advance in the amount of $150,000 on a loan agreement and promissory note, finalized on April 7, 2014, whereby the Company can borrow up to $3,000,000 from a third party lender. The loan agreement is for an initial two year term subject to the lender’s right to demand repayment of the outstanding balance. It carried a one-time arrangement fee of $60,000 recognized as a financing expense at origination, carries an interest rate of 12% per annum and a 1% draw down fee on each draw. Pursuant to the loan agreement, the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10. Upon the Company’s first draw down of $200,000 from the line of credit, 2,000,000 five year warrants vest. For each subsequent $100,000 the Company draws, 1,000,000 five year warrants will vest until the 8,000,000 warrants are vested. The Company’s common stock that are issuable on the exercise of warrants were granted registration rights, allowing the shares to be sold. In addition, the Company entered into a general security agreement with the lender to which it granted the lender a first position security interest in all of its assets and in the event of default under the security agreement or the promissory note, the lender may foreclose on the assets of the Company.

During the year ended May 31, 2014, the Company borrowed $800,000 from the lender without any repayments and the 8,000,000 warrants issued to the lender on April 7, 2014 became fully vested. The warrants were valued at $1,495,200 and were reflected as a financing expense and reported on the Company’s consolidated statements of operations and comprehensive loss below operating income as an “other expense” for the year ended May 31, 2014.

From June 1, 2014 to May 31, 2015, the Company borrowed $1,900,155 against the line of credit and repaid $533,130 resulting in a net additional amount drawn down against the line of credit of $1,367,025 resulting in an outstanding obligation of $2,167,025 at May 31, 2015.

6. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company has recorded these instruments as liabilities at fair value. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of May 31, 2015, May 31, 2014, and the commitment date.

The following is a summary of the convertible promissory notes and debentures as of May 31, 2015:

Principal amounts:	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Borrowing on October 9, 2013	$-	$-	$78,500	$78,500
Borrowing on November 15, 2013	65,000	-	-	65,000
Borrowing on December 12, 2013	-	-	42,500	42,500
Borrowing on February 21, 2014	40,000	-	-	40,000
Borrowing on December 17, 2013	-	-	50,000	50,000
Borrowing on January 29, 2014	-	395,000	-	395,000
Borrowing on February 27, 2014	-	305,000	-	305,000
Borrowing on April 1, 2014	-	469,000	-	469,000
Borrowing on April 16, 2014	40,000	-	-	40,000
Borrowing on April 23, 2014	-	50,000	-	50,000
Borrowing on May 30, 2014	-	1,000,000	-	1,000,000
Conversions	(65,000)	-	-	(65,000)
Repayments	-	-	(78,500)	(78,500)
Total Borrowings at May 31, 2014	80,000	2,219,000	92,500	2,391,500
Borrowing on June 27, 2014	-	250,000	-	250,000
Borrowing on September 2, 2014	-	125,000	-	125,000
Borrowing on September 3, 2014	50,000	-	-	50,000
Borrowing on October 6, 2014	-	50,000	-	50,000
Borrowing on October 22, 2014	40,000	-	-	40,000
Borrowing on October 27, 2014	-	50,000	-	50,000
Borrowing on December 24, 2014	-	-	75,000	75,000
Borrowing on December 24, 2014	-	-	100,000	100,000
Borrowing on December 29, 2014	-	-	50,000	50,000
Borrowing on February 4, 2015	-	-	115,000	115,000
Borrowing on February 9, 2015	-	-	90,750	90,750
Borrowing on March 30, 2015	-	-	92,000	92,000
Borrowing on April 15, 2015	-	-	69,000	69,000
Borrowing on April 20, 2015	-	-	50,000	50,000
Borrowing on April 23, 2015	-	-	60,500	60,500
Borrowing on April 23, 2015	-	-	25,000	25,000
Conversions	(80,000)	-	-	(80,000)
Repayments	(90,000)	-	(92,500)	(182,500)
Total Borrowings at May 31, 2015	$-	$2,694,000	$727,250	$3,421,250

Convertible notes and debt at fair value at commitment date	$295,111	$2,086,720	$191,226	$2,573,057
Change in fair value	(100,968)	177,420	(25,777)	50,675
Repayments	-	-	(64,603)	(64,603)
Conversions to common stock	(51,954)	-	-	(51,954)
Convertible notes and debt at fair value at May 31, 2014	142,189	2,264,140	100,846	2,507,175

Convertible notes and debt at fair value at the commitment date	137,071	436,887	1,020,110	1,594,068
Change in fair value (from May 31, 2014 or Fiscal 2015 commitment date)	(70,223)	(755,194)	858,573	33,156
Repayments (cash)	(103,220)	-	(135,051)	(238,271)
Conversions to common stock	(105,817)	-	-	(105,817)
Convertible notes and debt at fair value at May 31, 2015	$-	$1,945,833	$1,844,478	$3,790,311

Balance at May 31, 2014
Current	$-	$-	$100,846	$100,846
Long term	142,189	2,264,140	-	2,406,329
	$142,189	$2,264,140	$100,846	$2,507,175
Balance at May 31, 2015
Current	$-	$1,633,347	$1,844,478	$3,477,825
Long term	-	312,486	-	312,486
	$-	$1,945,833	$1,844,478	$3,790,311

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

JSJ Investments Inc.

On December 24, 2014, the Company sold a Convertible Note in the principal amount of $100,000 to JSJ Investments Inc. The Convertible Note matures on June 23, 2015 and has an interest rate of 15% per annum payable at maturity. The note may be converted into common stock of the Company on or after the maturity date at a conversion price of 50% of the lowest 15 days prior to conversion or 10 cents. Early payback penalties are 140% from 120-150 days and 150% up to the maturity date of the note. Subsequent to May 31, 2015 this Convertible Note was repaid.

LG Capital Funding, LLC

On December 24, 2014, the Company sold a Convertible Note in the principal amount of $75,000. The Convertible Note matures on December 24, 2015 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average of 2 lowest closing bid prices from the 10 days prior to conversion. Early payback penalties are 150% and payback is eligible up to 180 days from the inception of the note. Subsequent to May 31, 2015 this Convertible Note was repaid.

Vista Capital Investments, LLC

On December 29, 2014, the Company sold a Convertible Note in the principal amount of $110,000, 10% original issuance discount and advanced $50,000 on closing. The Convertible Note matures on December 29, 2015 and has a one-time interest charge of 12%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest trading price from the 25 days prior to conversion or 10 cents. Early payback penalties are 125% up to 90 days and 145% after 90 days. On April 23, 2015, Company borrowed an additional $25,000 against this Convertible Note. Subsequent to May 31, 2015, the $50,000 drawn on December 29, 2014 was repaid.

Typenex Co-Investments, LLC

On February 4, 2015, the Company sold a Convertible Note in the principal amount of $115,000 carrying a 10% original issuance discount (“OID”). The Convertible Note matures on January 4, 2016 and has an interest rate of 10% per annum. The note may be converted into common stock at an exercise price of 10 cents per share six months after the sale of the Note. The Company can repay the Note within the first six months at a penalty of 125% of principal amount. After six months, repayments can be made on an installment basis, either in cash (plus OID), or in shares of common stock. If installment payments are made in the form of common stock, the effective price for the stock issuance is at 70% of the average of the three lowest closing bid prices over a ten day look back period from the date the installment is due. The installments must be made on a monthly schedule if the lender does not convert at their option at the exercise price of 10 cent per share. At the funding date the Company issued 700,000 fixed price warrants at an exercise price of 10 cents per share with no price protection. The warrants were recorded at a value of $37,100 in additional paid-in capital (Note 8).

Iconic Holdings, LLC

On February 9, 2015, the Company sold a Convertible Note with a face value of $220,000, carrying a 10% original issuance discount. $90,750 was advanced to the Company on closing of the Note. The Convertible Note matures on February 9, 2016 and has an interest rate on the principal balance of 10%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest average daily trading price from the 25 days prior to conversion or 10 cents, whichever is lower. The Note carries early payback penalties on principal repayment which are 115% from 1-60 days, 125% between 61 and 120 days, 130% between 121 and 180 days, and may not be paid back after 180 days without consent from the Holder.

Group 10 Holdings LLC

On March 30, 2015, the Company sold a debenture for the principal amount of $92,000 with a 10% original issue discount. The convertible debenture matures on March 30, 2016 and has an interest rate of 12% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average of the two lowest closing bid prices with a twenty day look back period as of the date a notice of conversion is given. The debenture may be paid back any time before maturity with a prepayment penalty of 123%.

Vis Vires Group, Inc.

On April 15, 2015, the Company sold a Convertible Note for the principal amount of $69,000. The convertible note matures on January 6, 2016 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 58% of the average of the three lowest trading prices from previous ten trading days including the date notice is given. The Note may be paid back any time before maturity with a prepayment penalty of 110% if paid back within the first 30 days, 115% if paid back between 31 and 60 days, 120% if paid between 61 and 90 days, 125% if paid between 91 and 120 days, 130% if paid between 121 and 150 days, and 135% if paid back between 151 and 180 days after which it cannot be repaid.

Adar Bays, LLC

On April 20, 2015, the Company sold a Convertible Note for the principal amount of $50,000. The convertible note matures on April 20, 2016 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the average of the three lowest trading prices from previous fifteen trading days. The Note may be paid back any time before maturity with a prepayment penalty of 140%.

Auctus Private Equity Fund, LLC

On April 23, 2015, the Company sold a Convertible Note for the principal amount of $60,500. The convertible note matures on January 21, 2016 and has an interest rate of 10% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the average of the two lowest trading prices from previous twenty trading days. The Note may be paid back any time before maturity with a prepayment penalty of 130%.

The following table summarizes the fair values by fiscal quarter for issued convertible variable notes and the inputs to determine fair value at commitment date and year end dates:

Accounting allocation of initial proceeds:	Second Quarter Fiscal 2014			Third Quarter Fiscal 2014		Fourth Quarter Fiscal 2014		Second Quarter Fiscal 2015			Third Quarter Fiscal 2015		Fourth Quarter Fiscal 2015
Gross proceeds		$65,000			$40,000		$40,000		$90,000			$430,750		$296,500
Fair value of promissory notes		(142,812)			(54,286)		(98,014)		(137,071)			(656,507)		$(363,604)
Fair value of equity warrant		-			-		-		-			(37,100)		-
Financing expense on the issuance of promissory notes		$77,812			$14,286		$58,014		$47,071			$262,857		$67,104

Key inputs to determine the fair value at the commitment date:
Stock price		$0.07			$0.05		$0.14		$0.04-0.12			$0.05-0.07		$0.05-0.06
Current exercise price		$0.05			$0.03		$0.05		$0.04-0.06			$0.02-0.10		$0.03

Time to expiration – days		730			632		578		389-436			181-365		250-366
Risk free interest rate		.11%			.08%		.37%		.1-.11%			.14-.26%		0.09-0.27%
Estimated volatility		150%			150%		150%		150%			150%		150%
Dividend		-			-		-		-			-		-

Key inputs to determine the fair value at May 31, 2014:
Stock price	$	N/A			$0.16		$0.16	$	N/A		$	N/A	$	N/A
Current exercise price	$	N/A			$0.08		$0.08	$	N/A		$	N/A	$	N/A
Time to expiration – days		N/A			533		533		N/A			N/A		N/A
Risk free interest rate		N/A	%		.37%		.37%		N/A	%		N/A %		N/A %
Estimated volatility		N/A	%		150%		150%		N/A	%		N/A %		N/A %
Dividend		-			-		-		N/A			N/A		N/A

Key inputs to determine the fair value at May 31, 2015:
Stock price	$	N/A		$	N/A	$	N/A	$	N/A			$0.05		$0.06
Current exercise price	$	N/A		$	N/A	$	N/A	$	N/A			$0.03-0.10		$0.03
Time to expiration – days		N/A			N/A		N/A		N/A			115-346		212-325
Risk free interest rate		N/A	%		N/A %		N/A %		N/A	%		.07-.22%		.06-0.26%
Estimated volatility		N/A	%		N/A %		N/A %		N/A	%		150%		150%
Dividend		N/A			N/A		N/A		N/A			N/A		N/A

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $1,000 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 10,000 shares of common stock (individually Series A Warrant) at an exercise price of $0.15; and, (iii) a warrant entitling the holder thereof to purchase 10,000 shares of common stock (individually Series B Warrant) at an exercise price of $0.20. The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private investor (Note 4).

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

The following table summarizes the fair values of Convertible Debentures with Series A and B Warrants and the respective inputs to determine fair values at the commitment date and the year end dates.

Accounting allocation of initial proceeds:	January 29, 2014		February 27, 2014		April 1, 2014
Gross proceeds		$395,000		$305,000		$469,000
Fair value of the convertible promissory notes		(320,787)		(247,696)		(665,511)
Derivative warrant liability fair value – Series A (Note 9)		(161,950)		(125,050)		(776,664)
Financing expense on the issuance of instruments		$87,737		$67,746		$973,175

Key inputs to determine the fair value at the commitment date:
Stock price		$0.05		$0.05		$0.18
Current exercise price – promissory notes		$0.10		$0.10		$0.10
Current exercise price – Series A warrants		$0.15		$0.15		$0.15
Time to expiration – days (promissory notes)		732		731		731
Time to expiration – days (warrants)		1,826		1,826		1,826
Risk free interest rate (promissory notes)		.32%		.32%		.32%
Risk free interest rate (warrants)		1.52%		1.51%		1.74%
Estimated volatility		150%		150%		150%
Dividend		-		-		-
Market interest rate for the Company		18%		18%		18%

Key inputs to determine the fair value of the promissory notes at May 31, 2014:
Stock price		$0.16		$0.16		$0.16
Current exercise price		$0.10		$0.10		$0.10
Time to expiration – days		610		638		671
Risk free interest rate		.37%		.37%		.37%
Estimated volatility		150%		150%		150%
Dividend		-		-		-

Key inputs to determine the fair value of the promissory notes at May 31, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		243		272		306
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		-		-		-

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

The debentures mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $0.15 per share. The warrants may be exercised in whole or in part.

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

The following table summarizes the fair values of Convertible Debentures with Series C or Series D Warrants and the respective inputs to determine fair values at the commitment date and the year end dates.

Accounting allocation of initial proceeds:	Fourth Quarter Fiscal 2014		First Quarter Fiscal 2015			Second Quarter Fiscal 2015
Gross proceeds		$1,050,000		$250,000			$225,000
Fair value of the convertible debentures		(852,726)		(254,167)			(182,720)
Fair value of liability warrants		-		-			(152,951)
Fair value of equity warrants		(197,274)		-			-
Financing expense on the issuance of derivative instruments		$-		$4,167			$110,671

Key inputs to determine the fair value at the commitment date:
Stock price		$0.15-0.16		$0.20		$	N/A
Current exercise price		$0.15		$0.15		$	N/A
Time to expiration – days		731		731			N/A
Risk free interest rate		.37%		.45%			N/A	%
Estimated volatility		150%		150%			N/A	%
Dividend		-		-			-
Market interest rate for the Company		18%		18%			N/A	%

Key inputs to determine the fair value of the convertible debentures at May 31, 2014:
Stock price		$0.16	$	N/A		$	N/A
Current exercise price		$0.15	$	N/A		$	N/A
Time to expiration – days		693-730		N/A			N/A
Risk free interest rate		.37%		N/A	%		N/A	%
Estimated volatility		150%		N/A	%		N/A	%
Dividend		-		-			-
Market interest rate for the Company		18%		N/A	%		N/A	%

Key inputs to determine the fair value of the convertible debentures at May 31, 2015:
Stock price	$	N/A	$	N/A		$	N/A
Current exercise price	$	N/A	$	N/A		$	N/A
Time to expiration – days		328-365		393			460-515
Risk free interest rate		N/A %		N/A	%		N/A	%
Estimated volatility		N/A %		N/A	%		N/A	%
Dividend		N/A		N/A			N/A
Market interest rate for the Company		N/A %		N/A	%		N/A	%

7. Common Stock

The Company issued 600,000 shares of common stock, valued at $75,000; in exchange for business consulting services over the year ended May 31, 2014.

On May 9, 2014, the Company issued 700,000 shares of common stock, with a value of $101,711 to a provider of consulting services for past consulting obligations and in consideration of arrangements entered into for Intertainment Media, Inc. for prior and future obligations; and 600,000 in additional shares of common stock, valued at $39,000 as compensation for consulting services.

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

During the Company’s second quarter of Fiscal 2015, the Company issued 950,000 shares of common stock to consultants at a value of $95,000. During the Company’s third quarter of Fiscal 2015, the Company issued 800,000 shares of common stock to consultants at a value of $80,000. During the Company’s fourth quarter of Fiscal 2015, the Company issued 540,000 shares of common stock to consultants at a value of $52,500.

On May 25, 2015, the Company issued 1,000,000 shares of common stock with a value of $80,000 in partial settlement of an amount owing to a vendor of the Company.

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 75,926,665 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 18,440,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 45,880,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $0.10 to $0.22 per share (subject to adjustment). The Registration Statement covering the Shares above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014.

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

Subscription Agreement with Series A Preferred Shares and warrants

On March 28, 2013, May 31, 2013 and June 7, 2013, the Company sold an aggregate of 9,360,000 Units at a per unit price of $0.10 on a private placement basis to certain investors for an aggregate $936,000 in proceeds. Each Unit consisted of (i) one share of the Series A Convertible Preferred Stock, par value $0.0001 per share, convertible into one share of common stock; and (ii) a five year warrant to purchase an additional share of the Company’s common stock at a per share exercise price of $0.10. Due to the issuance of common stock to JMJ Financial (Note 6) the May 31, 2013 and June 7, 2013 warrants were revalued using an exercise price of $0.054. The March 28, 2013 warrants were not revalued because the one year price protection provision expired before the issuance of the common shares to JMJ Financial.

Accounting allocation of initial proceeds: (Only Fiscal 2014 )	June 7, 2013
Gross proceeds	$165,000
Derivative preferred stock liability fair value	(1,025,475)
Derivative warrant liability fair value	(1,146,915)
Financing expense on the issuance of derivative instruments	$2,007,390

The key inputs used in the determination of fair value of the Series A Preferred Stock and warrants at the commitment date:
Stock price	$0.72
Current exercise price	$0.10
Time to expiration – days (preferred stock)	365
Time to expiration – days (warrants)	1,826
Risk free interest rate	1.48%
Estimated volatility (preferred stock)	100%
Estimated volatility (warrants)	150%
Dividend	-

The following table reflects the preferred stock activity for the year ended May 31, 2014 and the year ended May 31, 2015:

Preferred Stock
Outstanding as of June 1, 2013	7,710,000
Issued on June 7, 2013	1,650,000
Conversion of preferred stock into common stock	(7,350,000)
Total – as of May 31, 2014	2,010,000
Conversion of preferred stock into common stock	(2,010,000)
Total – as of May 31, 2015	-

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

As a result of the twelve month price protection provisions in the subscription agreement, the Company recognized its preferred stock in its consolidated balance sheet as a derivative liability prior to the expiration of the price protection provisions. The calculation methodologies for the fair values of the derivative preferred stock liability for the year ended May 31, 2015 are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

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

On March 29, 2014, the price protection provisions expired on 4,010,000 shares issuable under warrants and the fair value of $917,087 was reclassified from a derivative liability to equity. As of May 31, 2014, the remaining shares issuable under warrants of 3,700,000 and 1,650,000 with issuance dates of May 31, 2013 and June 7, 2013, respectively were still reflected as a derivative liability and were revalued using an exercise price of $0.054. Subsequent to May 31, 2014, when the price protection provisions expired, they were reclassified from derivative liability to equity.

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

The Series A and Series B warrants permit cashless exercise beginning with the effective date unless and until a registration statement covering the resale of the shares underlying the warrants is effective with the Securities and Exchange Commission. The Series A warrants, for a period of twelve months from the original date of issuance, provide full ratchet price protection provisions and as such are treated as a derivative liability at the commitment date and until such provisions expire being January 29, 2015 February 27, 2015 and April 1, 2015, respectively. The Series B warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter. Both the Series A and Series B warrants have a five year life.

During the fourth quarter of Fiscal 2014, the Company authorized and issued Series C warrants to acquire 333,333 and 6,666,667 shares of common stock on April 23, 2014 and May 30, 2014, respectively, to accredited investors with unsecured 6% convertible debenture, $1,000 par value, convertible into shares of the Company’s common stock at a conversion price of $0.15 per share, with a one year price protection clause on any conversion feature issued after the issuance date, that matures on April 23, 2016 and May 30, 2016 respectively. The Series C warrants entitle the holder thereof to purchase shares of common stock at a purchase price of $0.22 per share and have a five year life. The Series C warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter.

During the first quarter of Fiscal 2015, the Company authorized and issued two separate issues of 125 Units on June 27, 2014. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $100,000 in the loan originated on January 7, 2014 as described in Note 6. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s at a common stock conversion price of $0.15 per share, with a one year price protection clause on any conversion feature issued after the issuance date, that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series C Warrant) at a purchase price of $0.22 per share that expires on June 27, 2019.

During the second quarter of Fiscal 2015, the Company authorized and issued Series C warrants to acquire 833,333 shares of common stock on September 2, 2014 and issued Series D warrants to acquire 333,333 and 333,333 shares of common stock on October 6, 2014, and October 27, 2014 respectively, to accredited investors. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $1,000 par value convertible into shares of the Company’s common stock at a conversion price of $0.15 per share, with a one year price protection clause on any conversion feature issued after the issuance date, that matures on September 2, 2016, October 6, 2016, and October 27, 2016 respectively; and (ii) a warrant entitling the holder thereof to purchase 1,666,667 shares of common stock (Series D Warrant) at a purchase price of $0.22 per share that expires on September 2, 2016, October 6, 2016, and October 27, 2016 respectively. The Series D warrants do not provide any price protection provisions and therefore should be treated as equity instruments at the commitment date and thereafter; however these warrants were originally recorded as liabilities as the Company breached its authorized share limit on a diluted basis, which required any additional warrants that otherwise would have been recorded as equity instruments to be recorded as liability instruments. On December 31, 2014, the Company rectified its breach of authorized share limit and the warrants were reclassified to equity.

Line of Credit Arrangement

Pursuant to the loan agreement and promissory note entered on April 7, 2014 (Note 5), the Company issued the lender warrants to purchase up to 8,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

The following is a summary of warrants issued, exercised and expired through May 31, 2015:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	4,010,000	$0.10	March 28, 2018
Issued on May 31, 2013	3,700,000	$0.054	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	7,710,000	-	-
Issued on June 7, 2013	1,650,000	$0.054	June 7, 2018
Issued on November 15, 2013	120,000	$0.10	November 15, 2018
Issued Series A warrants on January 29, 2014	3,950,000	$0.10	January 29, 2019
Issued Series B warrants on January 29, 2014	3,950,000	$0.20	January 29, 2019
Issued Series A warrants on February 27, 2014	3,050,000	$0.10	February 27, 2019
Issued Series B warrants on February 27, 2014	3,050,000	$0.20	February 27, 2019
Issued Series A warrants on April 1, 2014	4,690,000	$0.10	April 1, 2019
Issued Series B warrants on April 1, 2014	4,690,000	$0.20	April 1, 2019
Issued to Lender – Line of Credit	8,000,000	$0.10	April 7, 2019
Issued Series C warrants on April 23, 2014	333,333	$0.22	April 23, 2019
Issued Series C warrants on May 30, 2014	6,666,667	$0.22	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	47,860,000
Issued Series C warrants on June 27, 2014	1,666,667	$0.22	June 27, 2019
Issued Series C warrants on September 2, 2014	833,333	$0.22	September 2, 2019
Issued Series D warrants on October 6, 2014	333,333	$0.22	October 6, 2019
Issued Series D warrants on October 27, 2014	333,333	$0.22	October 27, 2019
Issued warrants – consultants	3,300,000	$0.15	May 30, 2019
Issued Warrants on February 4, 2015 Typenex Co-Investments, LLC	700,000	$0.10	February 4, 2020
Issued Warrants – consultant	50,000	$0.10	May 31, 2017
Issued Warrants – consultant	150,000	$0.15	May 31, 2017
Exercised and expired	-
Total – as of May 31, 2015	55,226,666

The outstanding warrants at May 31, 2015 and May 31, 2014 have a weighted average exercise price of approximately $0.14 and $0.16 per share, respectively, and have an approximate weighted average remaining life of 3.7 and 4.7 years, respectively.

The price protection provisions of those warrants issued as part of the Series A Preferred Stock subscription prior to May 31, 2013, have expired and, as such, the instruments issued on March 28, 2013 are recognized as equity instruments. The price protection provisions of the Series A warrants issued as part of the January 29, 2014 and February 28, 2014 convertible debenture financing have expired, and as such, these warrants are now recognized as equity instruments. The Series B warrants, Series C warrants, and warrants associated with the Line of Credit arrangement do not provide the holder any price protection, and as there is no variability in the determination of common stock, these warrants are also reflected as equity instruments.

The Company issued warrants to two separate consulting firms in the amount of 2,000,000 and 1,300,000 respectively included in consulting expense on October 6, 2014 with an exercise price of $0.15 both with expiry dates of May 30, 2019.

The Company issued warrants to a consultant in the amount of 50,000 at an exercise price of $0.15 and 150,000 with an exercise price of $0.10 included in consulting expense on May 31, 2015, both with expiry dates of May 31, 2017.

The following table is a summary of those warrants that are reflected in equity as at May 31, 2015:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	4,010,000	$917,087
Issued warrants on May 31, 2013	3,700,000	543,530
Issued warrants on June 7, 2013	1,650,000	211,670
Issued Series A warrants on January 29, 2014	3,950,000	397,895
Issued Series B warrants on January 29, 2014	3,950,000	-
Issued Series A warrants on February 27, 2014	3,050,000	224,135
Issued Series B warrants on February 27, 2014	3,050,000	-
Issued Series A warrants on April 1, 2014	4,690,000	234,969
Issued Series B warrants on April 1, 2014	4,690,000	-
Issued to Loan Agreement - Credit Line	8,000,000	1,495,200
Issued Series C warrants on April 23, 2014	333,333	9,395
Issued Series C warrants on May 30, 2014	6,666,667	187,574
Issued Series C warrants on June 27, 2014	1,666,667	-
Issued Series C warrants on September 2, 2014	833,333	38,584
Issued Series D warrants on October 6, 2014	333,333	15,567
Issued Series D warrants on October 27, 2014	333,333	15,667
Warrants issued to consultants	3,300,000	165,330
Issued warrants on November 30, 2013	120,000	3,744
Issued warrants on February 4, 2015	700,000	37,100
Issued warrants on May 31, 2015	200,000	3,960
Total – as of May 31, 2015	55,226,666	$4,501,407

For those warrants with price protection provisions, the calculation methodologies for the fair values of the derivative warrant liability are described in Note 9 – Derivative Preferred Stock and Warrant Liabilities.

9. Derivative Preferred Stock and Warrant Liabilities

For the year ended May 31, 2014, the Company had Series A warrants outstanding with price protection provisions that provide the holder with a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the exercise price of $0.10 per share (the revised price for the Series A warrants). The conversion price of the warrants will be decreased to the new price. The price protection on the preferred shares was for a twelve month period from date of issuance and all of these price protection periods have expired (see below), while the price protection on the warrants vary based on the individual warrant instruments issued with some having twelve months and others with no protection. As at May 31, 2015 all price protection provisions with respect to the warrants had also expired.

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as at each reporting period in fiscal 2015, prior to expiry, and May 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Accounting for Derivative Preferred Stock Liability

As of May 31, 2014, as a result of the expiration of the price protection provision on the preferred shares outstanding, any outstanding preferred stock has been reclassified to equity.

The following is a summary of the derivative preferred stock liability for the years ended May 31, 2015 and May 31, 2014:

	Value	Number of Preferred Stock Units
Balance as of June 1, 2013	$3,479,862	7,710,000
Preferred stock issued June 7, 2013	1,025,475	1,650,000
Decrease in fair value of derivative preferred stock liability	(3,569,337)	-
Conversion into common stock	(735,000)	(7,350,000)
Transfer value of preferred stock to equity	(201,000)	(2,010,000)
Balance as of May 31, 2015 and May 31, 2014	$-	-

For the year ended May 31, 2015 and May 31, 2014, the revaluation of the preferred stock at each reporting period resulted in the recognition of $nil and a gain of $5,088,047 respectively within the Company’s consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities and convertible notes”. The changes in fair value of the preferred stock liability had no effect on the Company’s consolidated cash flows. As the price protection provisions for the remaining 2,010,000 outstanding shares of preferred stock expired as of March 28, 2014, the value of $201,000 was reclassified from a derivative preferred stock liability to equity. As a result, the Company no longer has a preferred stock liability as at May 31, 2015.

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments with price protection provisions have been measured at fair value during the year ended May 31, 2015 and May 31, 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection provisions in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive income loss. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The following is a summary of the derivative warrant liability for the years ended May 31, 2015 and May 31, 2014:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2013	7,710,000	$4,050,278
Warrants issued June 7, 2013	1,650,000	1,146,915
Warrants issued November 15, 2013	120,000	9,636
Series A warrants issued on January 29, 2014	3,950,000	161,950
Series A warrants issued on February 27, 2014	3,050,000	125,050
Series A warrants issued on April 1, 2014	4,690,000	776,664
Warrants reclassified to equity (price protection expiry)	(4,010,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Balance as of May 31, 2014	17,160,000	2,531,282
Warrants reclassified to equity (price protection expiry and authorized share limit increase Notes 7 and 8)	(17,160,000)	(1,851,090)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(680,192)
Balance as of May 31, 2015	-	$-

For the year ended May 31, 2015 and May 31, 2014, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $1,081,984 and $4,817,768 respectively within the Company’s consolidated statements of operations and comprehensive loss and is included in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants at May 31, 2015 and May 31, 2014 was $nil and $2,531,282, respectively, which is reported on the consolidated balance sheets under the caption “Derivative warrant liability”.

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

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The key inputs used in the determination of fair value after the expiry period on June 8, 2014 and June 1, 2014, the year ended May 31, 2014, January 29, 2015 , February 27, 2015 and April 1st, 2015 when these warrants were recorded as liabilities are as follows:

	June 8, 2014	June 1, 2014	May 31, 2014	January 29, 2015	February 27, 2015	April 1, 2015
Stock price	$0.14	$0.16	$0.16	$0.06	$0.05	$0.06
Current exercise price	$0.054	$0.054	$0.054	$0.10	$0.10	$0.10

Time to expiration – days (range)	1,461	1,461	1,461–1,468	1,461	1,461	1,461
Risk free interest rate	1.66%	1.54%	1.54%	1.28%	1.50%	1.49%
Estimated volatility	150%	150%	150%	150%	150%	150%
Dividend	-	-	-	-	-	-

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

The key inputs used in the determination of fair value of the Series A warrants at the commitment date and reporting period:

	May 31, 2015	May 31, 2014
Warrants – Series A (issuable under warrant)	-	11,690,000

Stock price	$-	$0.16
Current exercise price	$-	$0.10
Time to expiration – days (range)	-	1,704-1,766
Risk free interest rate	-%	1.54%
Estimated volatility	-%	150%
Dividend	-	-

10. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan. The Company completed its first grant of stock options immediately after the plan was approved. The Company completed a second grant of stock options on March 2, 2015. The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding (Granted all in Fiscal 2015)	18,045,000	$0.10
Exercised	-	-
Cancelled, forfeited or expired	-	-
Outstanding at May 31, 2015	18,045,000	$0.10
Options exercisable at May 31, 2015	9,445,000	$0.10
Fair value of options vesting during the year ended May 31, 2015	$691,123

As at May 31, 2015, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 3.3 years. It is expected the 8,600,000 unvested options will ultimately vest, and each has an exercise price of $0.10 per share and a weighted average remaining term of 3.0 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at May 31, 2015 and the option’s exercise price, for all options that are in the money. This value was $nil as at May 31, 2015.

As at May 31, 2015, there is $337,635 of unearned stock based compensation cost related to stock options granted that have not yet vested (8,600,000 options). This cost is expected to be recognized over a remaining weighted average period of 0.8 years.

7,100,000 of the stock options granted on August 14, 2014 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 150,000 options vest contingent on revenue targets, and 150,000 options have vested on April 1, 2015. The remaining options all have immediate vesting terms. 5,200,000 of the stock options granted on March 2, 2015 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 500,000 vest 1/2 immediately and 1/2 after one year. The remaining options all have immediate vesting terms.

The estimated fair value of options granted on August 14, 2014 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	10,470,000
Stock price	$0.10
Exercise price	$0.10
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.42%
Risk free interest rate (5 year options)	1.58%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.09
Dividend	-

The estimated fair value of options granted on March 2, 2015 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	7,575,000
Stock price	$0.06
Exercise price	$0.10
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.66%
Risk free interest rate (5 year options)	1.57%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.05
Dividend	-

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

11. Related Party Balances and Transactions

On March 28, 2013, the Company purchased the Yappn assets from Intertainment Media, Inc. in consideration for 70,000,000 shares of common stock for a controlling 70 percent interest (as of that date, 52.15% as at May 31, 2015) in the Company. At this time, The Chief Executive Officer and director of the Company, David Lucatch, is the Chief Executive Officer and director of Intertainment Media, Inc. and Herb Willer is a director of both the Company and Intertainment Media, Inc.

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

On October 23, 2013, the Company and Ortsbo, entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 1,666,667 shares of restricted common stock of the Company. The shares of common stock were valued at the market price on the date of the agreement for a value of $133,333. On April 28, 2014, the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 13,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and as Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at $nil on the consolidated balance sheet. As of May 31, 2015, Ortsbo holds 15,000,000 restricted shares of common stock of the Company (see note 13).

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

For the year ended May 31, 2014, the Company paid for general development and managerial services performed by Intertainment Media, Inc. Related party fees incurred and paid or accrued under this arrangement totaled $1,668,930 for the year ended May 31, 2014 and a remaining related party liability balance totaling $145,316 existed as of May 31, 2014.

For the year ended May 31, 2015, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $794,085. As of May 31, 2015 the related party liability balance totaled $468,766.

12. Income Taxes

The provision for income taxes for the year ended May 31, 2015 and May 31, 2014 consisted of the following:

	May 31, 2015	May 31, 2014
Current	$-	$-
Deferred	(1,121,962)	(1,477,826)
Change in valuation allowance	1,121,962	1,477,826
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	May 31, 2015	May 31, 2014
Income tax at statutory rate	35.00%	35.00%
Permanent differences	-11.00	-21.00
Change in valuation allowance	-24.00	-56.00
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of May 31, 2015 and May 31, 2014 are as follows:

	May 31, 2015	May 31, 2014
Net operating losses	$2,835,823	$1,713,860
Less: valuation allowance	(2,835,823)	(1,713,860)
Net deferred tax asset	$-	$-

As of May 31, 2015 and May 31, 2014 the Company had a net operating loss carry-forward of approximately $8,100,000 and $4,900,000, respectively, which may be used to offset future taxable income and begins to expire in 2033.

13. Subsequent Events

During June 2015, the Company repaid its convertible notes owing to JSJ Investments Inc, LG Capital Funding and Vista Capital Investment’s December 2014 advance in full. These prepayments were subject to the applicable prepayment penalties as described in Note 6.

On June 24, 2015 and June 29, 2015, Iconic Holdings LLC, provided funding of $90,750 (two advances of $45,375) to the Company under the existing Convertible Note as described in Note 6.

On July 9, 2015, the Company borrowed $250,000 ($319,675 Canadian) in the form of a bridge loan from a private investor with a financing fee of $nil. This loan was repaid on July 16, 2015.

On July 6, 2015, the Company announced it had entered into an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of Yappn restricted common shares (320 Million shares at US $0.05 per share).

Yappn has also secured a debt financing of US $4.5 Million of secured debentures. This financing is supported by Yappn's secured line of credit holders. Yappn executed a non-binding letter of intent with Winterberry Investments Inc. ("Winterberry"), a private company led by Mr. David Berry, pursuant to which Winterberry will facilitate and manage the financing transaction as well as to advise on Yappn's future capital programs. To date the Company has received $2.2 million of this financing in the form of cash, including conversion of the short term loan obtained on May 11, 2015 as described in Note 4. $2.0 Million of the $4.5 Million financing is conversion of a portion of the Company’s existing debt.

During August 2015, the Company prepaid the portion of the convertible note advanced in February 2015 in the principal amount of $90,750. This prepayment was subject to the applicable prepayment penalties as described in Note 6.  The Company elected not to prepay the Typenex Co-Investment, LLC convertible note, and made its first installment payment of $25,096 in August 2015.

On August 21, 2015, the Company received approval to complete a share consolidation, on a 10 to 1 basis, whereby the number of common stock outstanding after the rollback will be 1/10th of the number outstanding as at the date immediately preceding the rollback and the price of the Company’s common stock would be increased by a factor of 10 (the “Reverse Stock Split”) The Reverse Split of the Common Stock is expected to become effective after we file Articles of Amendment to our Articles of Incorporation (the “Effective Date”). Upon the Effective Date, the Company will notify FINRA and request an ex-dividend date.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
2.2	Asset Purchase Agreement between the Company, Ortsbo Inc., Intertainment Media, Inc., and Winterberry Investments Inc. dated July 6, 2015 (17)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
3.4	Amended Certificate of Incorporation filed on December 31, 2014 *
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)

44

Exhibit No.	Description

10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (14)
10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014. (16)
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014. (16)
10.37	Form of 12% Secured Debentures(17)
10.38	Form of Security Agreement, dated July 15, 2015 (17).
14.1	Code of Ethics and Conduct (14)
21	Subsidiaries*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

45

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

(13) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

(15) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.

(16)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

(17)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.

*   Filed herewith.

46

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of August 2015.

YAPPN CORP.

August 26, 2015.	By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer (Principle Executive Officer)

August 26, 2015.	By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below, hereby authorizes Mike Tomas, as attorney in fact to sign on his or her behalf, individually, in each capacity stated below, and to file all amendments or supplements to this annual report on Form 10-K.

/s/ David Lucatch	Chief Executive Officer and Director	August 26, 2015
David Lucatch	(Principal Executive Officer)

/s/ Craig McCannell	Chief Financial Officer	August 26, 2015
Craig McCannell	(Principal Financial Officer and Accounting Officer)

/s/ Marc Saltzman	Director	August 26, 2015
Marc Saltzman

/s/ Neil Stiles	Director	August 26, 2015
Neil Stiles

/s/ Herb Willer	Chairman of the Board and Director	August 26, 2015
Herb Willer

/s/ Steven Wayne Parsons	Director	August 26, 2015
Steven Wayne Parsons

47

Exhibit No.	Description
21	Subsidiaries

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

48