Form 10-Q
period 2015-08-31
YAPPN CORP.
filed 2015-10-15
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 2015

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

There were 13,434,481 shares outstanding of registrant’s common stock, par value $0.001 per share, as of October 15, 2015.

Transitional Small Business Disclosure Format Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3
	Interim Condensed Consolidated Balance Sheets as of August 31, 2015 (unaudited) and May 31, 2015	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended August 31, 2015 and 2014 (unaudited)	5
	Interim Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended August 31, 2015 (unaudited) and year end May 31, 2015	6
	Interim Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and 2014 (unaudited)	7
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4	Controls and Procedures	37

PART II

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		42

PART I

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of August 31, 2015	(audited) As of May 31, 2015
Assets
Current assets:
Cash		$5,797	$19,496
Accounts receivable		1,436,489	1,444,009
Subscriptions receivable		250,000	-
Prepaid expenses		49,138	6,068
Total current assets		1,741,424	1,469,573

Equipment, net		1,093	1,250

Total Assets		$1,742,517	$1,470,823

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$352,897	$340,041
Accrued expenses		692,735	543,535
Accrued development and related expenses - related party	11	275,151	468,766
Short term loans	4	222,482	791,928
Line of credit	5	150,000	2,167,025
Secured debentures	5	3,575,000	-
Deferred revenue		12,500	12,500
Convertible promissory notes and debentures	6	2,641,962	3,477,825
Total current liabilities		7,922,727	7,801,620

Other liabilities:
Convertible promissory notes and debentures	6	183,784	312,486
Total Liabilities		8,106,511	8,114,106

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	8	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized (13,434,481 issued and outstanding (13,422,814 May 31, 2015)		13,435	13,423
Common stock, par value $.0001 per share, 99,344 and nil shares subscribed not issued	7	124,567	124,567
Additional paid-in capital		8,094,208	7,981,579
Deficit		(14,596,204)	(14,762,852)
Total Stockholders' Deficit		(6,363,994)	(6,643,283)
Total Liabilities And Stockholders' Deficit		$1,742,517	$1,470,823

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME/(LOSS) (Unaudited)

		For the three months ended August 31
	Note	2015	2014

Revenues		$758,159	$-

Cost of revenue		128,471	-

Gross profit		629,688	-

Operating expenses:
Marketing	11	102,785	283,434
Research and development expenses	11	95,070	320,977
General and administrative expenses	11	352,133	320,177
Professional fees		91,569	36,877
Consulting		102,000	104,500
Depreciation		91	58
Stock-based compensation		112,642	524,349
Total operating expenses		856,290	1,590,372

Loss from operations		(226,602)	(1,590,372)

Other (income) expense:
Interest expense		153,985	63,900
Financing expense on issuance of convertible promissory notes and common stock		89,490	4,167
Change in fair value of derivative liabilities and convertible promissory notes	6	(801,639)	(945,065)
Prepayment fees on convertible promissory notes		177,232	-
Miscellaneous (income) expense		(12,318)	13,637
Total other (income) expense		(393,250)	(863,361)

Net income/(loss) before taxes		166,648	(727,011)

Provision for income taxes		-	-

Net income/(loss) and comprehensive income/(loss)		$166,648	$(727,011)

Net income/(loss) per weighted-average shares of common stock – basic		$0.01	$(0.06)

Net income/(loss) per weighted-average shares of common stock – diluted		$0.01	$(0.06)

Weighted-average number of shares of common stock issued and outstanding – basic		13,422,941	12,585,579

Weighted-average number of shares of common stock issued and outstanding – diluted		16,254,733	12,585,579

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the three months ended August 31, 2015 and year ended May 31, 2015

	Common				Preferred		Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2014	12,585,579	12,586	-	-	201,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	-	-	1,851,089	-	1,851,089
Issuance of warrants classified as equity	-	-	-	-	-	-	41,060	-	41,060
Stock options issued	-	-	-	-	-	-	982,624	-	982,624
Stock to be issued under prior obligations	-	-	99,344	124,567	-	-	-	-	124,567
Beneficial conversion feature	-	-	-	-	-	-	622,636	-	622,636
Stock issued to consultants and vendors	329,000	329	-	-	-	-	307,638	-	307,967
Issuance of common stock on conversion of Series A Preferred stock	201,000	201	-	-	(201,000)	(201)	-	-	-
Issuance of common stock on conversion of convertible debt	307,235	307	-	-	-	-	105,510	-	105,817
Net loss for the year ended May 31, 2015	-	-	-	-	-	-	-	(4,624,744)	(4,624,744)

Balance - May 31, 2015	13,422,814	13,423	99,344	124,567	-	-	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	-		112,641	-	112,641
Stock issued on exercise of warrants	11,667	12	-	-	-	-	(12)	-	-
Net income for the three months ended August 31, 2015	-	-	-	-	-	-	-	166,648	166,648
Balance - August 31, 2015	13,434,481	13,435	99,344	124,567	-	-	8,094,208	(14,596,204)	(6,363,994)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended August 31
	2015	2014
Cash Flows From Operating Activities:
Net income /(loss) and comprehensive income/(loss)	$166,648	$(727,011)
Adjustments to reconcile net income /(loss) to cash used in operating activities:
Depreciation	91	58
Stock based compensation	112,642	524,349
Change in fair value of derivative liabilities and convertible notes	(801,639)	(945,065)
Financing expense on issuance of convertible promissory notes, and common stock	89,490	4,167
Changes in operating assets and liabilities:
Accounts receivable	7,520	-
Prepaid expenses	(43,070)	(233,686)
Accounts payable and accrued liabilities	162,056	242,098
Accrued development and related expenses - related party	(193,616)	(124,368)
Net Cash Used in Operating Activities	(499,878)	(1,259,458)

Cash Flows From Investing Activity:
Capital expenditures	-	(1,679)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	90,750	159,223
(Repayments)/Proceeds from line of credit, net	(942,025)	150,000
Proceeds from secured debentures	1,830,695	-
Repayments of short term loans	(152,395)	(261,533)
Proceeds from short term loans	-	369,607
Repayment of convertible promissory notes and debentures	(340,846)	(99,549)
Net Cash Provided by Financing Activities	486,179	317,748

Net decrease in cash	(13,699)	(943,389)
Cash, beginning of period	19,496	988,692
Cash, end of period	$5,797	$45,303

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued on exercise of warrants	$37,100	-
Reclassification of derivative liabilities to additional paid in capital	$-	$755,200
Conversion of short term loans into convertible debentures	$-	$100,000
Conversion of short term loan and line of credit into secured debentures	$1,494,305	-
Cash paid for interest during the three month period	$49,885	$19,607

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

Notes to Interim Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 7,000,000 shares of common stock of the Company. As a result of this exchange, Intertainment Media Inc. acquired, at that time, a Seventy percent (70%) ownership of the Company. The accompanying Interim Condensed consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Interim Condensed Consolidated Financial Statements

The interim Interim Condensed consolidated financial statements (“interim financial statements”) of the Company as of August 31, 2015, and for the three month period ended August 31, 2015 and 2014, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2015, and the results of its operations and its cash flows for the three month period ended August 31, 2015 and August 31, 2014. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2016. The accompanying interim financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2015 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

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

2. Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $14,596,204 through August 31, 2015.

As of August 31, 2015, the Company had a working capital deficit of $6,181,303. During the three months ended August 31, 2015, net cash used in operating activities was $499,878. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives. During the three months ended August 31, 2015, the Company raised $486,179 through various financial instruments, net of repayments. Subsequent to the three months ended August 31, 2015, the Company raised $500,000 in net cash proceeds as part of a secured debenture financing.

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

3. Concentration of Credit Risk

All of the Company’s revenues are attributed to a small number of customers. One customer comprises 99% of the accounts receivable as at August 31, 2015 and 100% of the revenue recorded for the three months ended August 31, 2015.

The Company’s subscription receivables as of August 31, 2015, pertain to one investor who subscribed but the Company agreed to receive the cash proceeds subsequent to the closing date. Subsequent to the Company’s quarter end, these cash proceeds have been received in full by the Company.

4. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $240,000) with a private investor. The Company previously converted a portion of a previous loan from this lender (Canadian $350,000), from a prior fiscal year, into a convertible debenture. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $46,025 (Canadian $50,000) of this loan on June 13, 2014 leaving $175,330 ($190,000 Canadian) outstanding. As at August 31, 2015, the loan had a value of $144,197 ($190,000 Canadian).

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,056 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $100 par value, convertible into shares of the Company’s common stock and 166,667 issuable shares of common stock (Series C warrants) at a purchase price of $2.20 per share (Note 6). As at August 31, 2015 an amount of $21,281 ($28,000 Canadian) remains outstanding.

On July 17, 2014 the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. During fiscal 2015 $90,145 (Canadian $105,000) was repaid on this note. The remaining balance was repaid during the three months ended August 31, 2015.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014. As of August 31, 2015, the value of the remaining balance of the loan was $57,004 (Canadian $75,000).

On May 6, 2015, the Company borrowed $150,000 ($187,000 Canadian) in the form of a bridge loan from a private investor with a financing fee of $6,000 ($7,200 Canadian). This loan was paid back on June 30, 2015.

On May 11, 2015, the Company received $419,463 ($500,000 Canadian) from an intended subscriber for secured debentures, which closed on July 15, 2015. The Company treated this as a short term loan where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture.

On June 19, 2015, the Company received $78,265 ($96,000 Canadian) from an intended subscriber for secured debentures, which closed on July 15, 2015. The Company treated this as a short term loan where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture.

On July 10, 2015, the Company borrowed $250,000 in the form of a bridge loan from a private investor. This loan was paid back on July 16, 2015.

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2014	$220,159	$257,152	$-	$477,311
Borrowing on July 17, 2014	-	-	100,915	100,915
Borrowing on July 23, 2014	-	-	50,234	50,234
Borrowing on August 4, 2014	-	-	93,458	93,458
Borrowings in August 2014 (multiple dates)	-	-	125,000	125,000
Borrowing on January 23, 2015	-	-	16,098	16,098
Borrowing on March 30, 2015			250,000	250,000
Borrowing on May 6, 2015	-	-	144,729	144,729
Borrowing on May 11, 2015	-	-	419,463	419,463
Total	-	-	1,199,897	1,199,897
Fair value adjustments	(21,589)	(1,356)	(21,893)	(44,838)
Repayments	(46,025)	(142,506)	(436,134)	(624,665)
Conversions	-	(90,777)	(125,000)	(215,777)
Fair value at May 31, 2015	$152,545	$22,513	$616,870	$791,928
Borrowing on June 19, 2015	-	-	78,265	78,265
Borrowing on July 10, 2015	-	-	250,000	250,000
Fair value adjustments	(8,348)	(1,232)	(23,026)	(32,606)
Conversions	-	-	(461,300)	(461,300)
Repayments	-	-	(403,805)	(403,805)
Fair value at August 31, 2015	$144,197	$21,281	$57,004	$222,482

5. Line of Credit Arrangement and Secured Debenture

On April 7, 2014, the Company finalized its line of credit arrangement whereby the Company can borrow up to $3,000,000 from a third party lender. The loan agreement is for an initial two year term subject to the lender’s right to demand repayment of the outstanding balance. It carries an interest rate of 12% per annum and a 1% draw down fee on each draw. Pursuant to the loan agreement, the Company issued the lender warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00. Upon the Company’s first draw down of $200,000 from the line of credit, 200,000 five year warrants vest. For each subsequent $100,000 the Company draws, 100,000 five year warrants will vest until the 800,000 warrants are vested. The Company’s common stocks that are issuable on the exercise of warrants were granted registration rights, allowing the shares to be sold. In addition, the Company entered into a general security agreement with the lender to which it granted the lender a first position security interest in all of its assets and in the event of default under the security agreement or the promissory note, the lender may foreclose on the assets of the Company.

During fiscal 2015, the Company borrowed $1,900,155 against the line of credit and repaid $533,130 resulting in a net additional amount drawn down against the line of credit of $1,367,025 and an outstanding obligation of $2,167,025 at May 31, 2015. During fiscal 2016, the Company borrowed $150,000 against the line of credit, repaid and released a total of $1,092,025 (immediately after conversion of $2 million into a secured debenture (see below)) and converted $1,075,000 to secured debentures resulting in a net additional amount drawn down against the line of credit of $150,000 resulting in an outstanding obligation of $150,000 at August 31, 2015.

Yappn has also secured a debt financing of US $4.5 million of secured debentures. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity is the earlier of the date proceeds are available from a public offering or December 31, 2015. This financing is supported by Yappn's secured line of credit holders through their participation as described above. Yappn executed a non-binding letter of intent with Winterberry Investments Inc. ("Winterberry"), a private company led by Mr. David Berry, pursuant to which Winterberry will facilitate and manage the financing transaction as well as to advise on Yappn's future capital programs. To August 31, 2015, the Company has received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015 as described in Note 4. $1,075,000 of the $4.5 million financing is conversion of a portion of the Company’s existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. The secured debentures balance as at August 31, 2015 after the repayments and release of $925,000 noted above was $3,575,000.

6. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company has recorded these instruments as liabilities at fair value. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of August 31, 2015, May 31, 2015, and the commitment dates.

The following is a summary of the convertible promissory notes and debentures as of August 31, 2015:

Principal amounts:	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Total Borrowings at May 31, 2014	$80,000	$2,219,000	$92,500	$2,391,500
Borrowing on June 27, 2014	-	250,000	-	250,000
Borrowing on September 2, 2014	-	125,000	-	125,000
Borrowing on September 3, 2014	50,000	-	-	50,000
Borrowing on October 6, 2014	-	50,000	-	50,000
Borrowing on October 22, 2014	40,000	-	-	40,000
Borrowing on October 27, 2014	-	50,000	-	50,000
Borrowing on December 24, 2014	-	-	75,000	75,000
Borrowing on December 24, 2014	-	-	100,000	100,000
Borrowing on December 29, 2014	-	-	50,000	50,000
Borrowing on February 4, 2015	-	-	115,000	115,000
Borrowing on February 9, 2015	-	-	90,750	90,750
Borrowing on March 30, 2015	-	-	92,000	92,000
Borrowing on April 15, 2015	-	-	69,000	69,000
Borrowing on April 20, 2015	-	-	50,000	50,000
Borrowing on April 23, 2015	-	-	60,500	60,500
Borrowing on April 23, 2015	-	-	25,000	25,000
Conversions	(80,000)	-	-	(80,000)
Repayments	(90,000)	-	(92,500)	(182,500)
Total Borrowings at May 31, 2015	$-	$2,694,000	$727,250	$3,421,250
Borrowings on June 24, 2015	-	-	45,375	45,375
Borrowings on June 29, 2015	-	-	45,375	45,375
Repayments	-	-	(109,917)	(109,917)
Total Borrowings at August 31, 2015	$-	$2,694,000	$708,083	$3,402,083

Convertible notes and debt at fair value at May 31, 2014	$142,189	$2,264,140	$100,846	$2,507,175
Convertible notes and debt at fair value at the commitment date	137,071	436,887	1,020,110	1,594,068
Change in fair value (from commitment date)	(70,223)	(755,194)	858,573	33,156
Repayments (cash)	(103,220)	-	(135,051)	(238,271)
Conversions to common stock	(105,817)	-	-	(105,817)
Convertible notes and debt at fair value at May 31, 2015	$-	$1,945,833	$1,844,478	$3,790,311
Convertible notes and debt at fair value at the commitment date	-	-	171,990	171,990
Change in fair value (from commitment date)	-	155,846	(957,485)	(801,639)
Repayments (cash)	-	-	(334,916)	(334,916)
Convertible notes and debt at fair value at August 31, 2015	$-	$2,101,679	$724,067	$2,825,746

Balance at May 31, 2015
Current	-	1,633,347	1,844,478	3,477,825
Long term	-	312,486	-	312,486
	$-	1,945,833	1,844,478	3,790,311
Balance at August 31, 2015
Current	-	1,919,895	722,067	2,641,962
Long term	-	183,784	-	183,784
	$-	$2,103,679	$722,067	$2,825,746

JMJ Financial

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor and forms part of the amount qualifying for conversion. On November 15, 2013, the Company borrowed $65,000 against the Note. The agreement was amended on February 21, 2014 and applies retroactively to the date of issuance. The Convertible Promissory Note is due two years from the effective date of each payment. It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount. The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note. After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval. After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $1.00 per share or 60% of the lowest trade price in the 25 days prior to conversion. The note has piggyback registration rights with respect to the shares into which the note is convertible. On February 21, 2014 the Company borrowed an additional $40,000 against the Note and on April 16, 2014 the Company borrowed an additional $40,000 against the Note. During May of 2014, JMJ Financial elected to convert the $65,000 principal, original issue discount, due diligence fees and interest accrued in exchange for 160,579 common shares (Note 7). On September 3, 2014 the Company borrowed an additional $50,000 against the Note and on October 22, 2014 the Company borrowed an additional $40,000 against the Note. During September of 2014, JMJ Financial elected to convert $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 111,170 common shares (Note 7). During the same quarter of 2014, JMJ Financial elected to convert an additional $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 196,064 common shares (Note 7). On December 12, 2014 the Company repaid $50,000 plus original issue discount from the September 3, 2014 borrowings. On January 23, 2015 the Company repaid $40,000 plus original issue discount from the October 27, 2014 borrowing. On February 10, 2015 the note and associated share reserve was cancelled.

JSJ Investments Inc.

On December 24, 2014, the Company sold a Convertible Note in the principal amount of $100,000 to JSJ Investments Inc. The Convertible Note matures on June 23, 2015 and has an interest rate of 15% per annum payable at maturity. The note may be converted into common stock of the Company on or after the maturity date at a conversion price of 50% of the lowest 15 days prior to conversion or $1.00. Early payback penalties are 140% from 120-150 days and 150% up to the maturity date of the note. This Convertible Note was repaid on June 24, 2015.

LG Capital Funding, LLC

On December 24, 2014, the Company sold a Convertible Note in the principal amount of $75,000. The Convertible Note matures on December 24, 2015 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average of 2 lowest closing bid prices from the 10 days prior to conversion. Early payback penalties are 150% and payback is eligible up to 180 days from the inception of the note. This Convertible Note was repaid on June 24, 2015.

Vista Capital Investments, LLC

On December 29, 2014, the Company sold a Convertible Note in the principal amount of $110,000, 10% original issuance discount and advanced $50,000 on closing. The Convertible Note matures on December 29, 2015 and has a one-time interest charge of 12%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest trading price from the 25 days prior to conversion or $1.00. Early payback penalties are 125% up to 90 days and 145% after 90 days. On April 23, 2015, Company borrowed an additional $25,000 against this Convertible Note. The $50,000 drawn on December 29, 2014 was repaid on June 26, 2015.

Typenex Co-Investments, LLC

On February 4, 2015, the Company sold a Convertible Note in the principal amount of $115,000 carrying a 10% original issuance discount (“OID”). The Convertible Note matures on January 4, 2016 and has an interest rate of 10% per annum. The note may be converted into common stock at an exercise price of $1.00 per share six months after the sale of the Note. The Company can repay the Note within the first six months at a penalty of 125% of principal amount. After six months, repayments can be made on an installment basis, either in cash (plus OID), or in shares of common stock. If installment payments are made in the form of common stock, the effective price for the stock issuance is at 70% of the average of the three lowest closing bid prices over a ten day look back period from the date the installment is due. The installments must be made on a monthly schedule if the lender does not convert at their option at the exercise price of $1.00 per share. At the funding date the Company issued 70,000 fixed price warrants at an exercise price of $1.00 per share with no price protection. The warrants were recorded at a value of $37,100 in additional paid-in capital (Note 8). The Company elected not to prepay the Typenex Co-Investment, LLC Convertible Note, and made its first installment payment of $25,096 in August 2015 comprising principal and interest.

Iconic Holdings, LLC

On February 9, 2015, the Company sold a Convertible Note with a face value of $220,000, carrying a 10% original issuance discount. $90,750 was advanced to the Company on closing of the Note. The Convertible Note matures on February 9, 2016 and has an interest rate on the principal balance of 10%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest average daily trading price from the 25 days prior to conversion or 10 cents, whichever is lower. The Note carries early payback penalties on principal repayment which are 115% from 1-60 days, 125% between 61 and 120 days, 130% between 121 and 180 days, and may not be paid back after 180 days without consent from the Holder. During August 2015, the Company prepaid the portion of the convertible note advanced in February 2015 in the principal amount of $90,750. On June 24, 2015 and June 29, 2015, Iconic Holdings LLC, provided funding of $90,750 (two advances of $45,375) to the Company under the existing Convertible Note.

Group 10 Holdings LLC

On March 30, 2015, the Company sold a Convertible Note for the principal amount of $92,000 with a 10% original issue discount. The Convertible Note matures on March 30, 2016 and has an interest rate of 12% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average of the two lowest closing bid prices with a twenty day look back period as of the date a notice of conversion is given. The debenture may be paid back any time before maturity with a prepayment penalty of 123%. Subsequent to the quarter end the Company repaid this Convertible Note (note 12).

Vis Vires Group, Inc.

On April 15, 2015, the Company sold a Convertible Note for the principal amount of $69,000. The convertible note matures on January 6, 2016 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 58% of the average of the three lowest trading prices from previous ten trading days including the date notice is given. The Note may be paid back any time before maturity with a prepayment penalty of 110% if paid back within the first 30 days, 115% if paid back between 31 and 60 days, 120% if paid between 61 and 90 days, 125% if paid between 91 and 120 days, 130% if paid between 121 and 150 days, and 135% if paid back between 151 and 180 days after which it cannot be repaid. Subsequent to the quarter end the Company repaid this Note (note 12).

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

The following table summarizes the fair values by fiscal quarter for issued convertible variable notes and the inputs to determine fair value at commitment date and quarter end dates.

Accounting allocation of initial proceeds:	Second Quarter Fiscal 2015			Third Quarter Fiscal 2015		Fourth Quarter Fiscal 2015	First Quarter Fiscal 2016
Gross proceeds		$90,000			$430,750	$296,500		$90,750
Fair value of promissory notes		(137,071)			(656,507)	(363,604)		(171,990)
Fair value of equity warrant		-			(37,100)	-		-
Financing expense on the issuance of promissory notes		$47,071			$262,857	$67,104		$81,240

Key inputs to determine the fair value at the commitment date:
Stock price		$0.40-1.20			$0.50-0.70	$0.50-0.60		$0.60
Current exercise price		$0.40-0.60			$0.20-1.00	$0.30		$0.20
Time to expiration – days		389-436			181-365	250-366		225-230
Risk free interest rate		.1-.11%			.14-.26%	.09-.27%		.30-.27%
Estimated volatility		150%			150%	150%		150%
Dividend		-			-	-		-
Key inputs to determine the fair value at May 31, 2015:
Stock price	$	N/A			$0.50	$0.60	$	N/A
Current exercise price	$	N/A			$0.30-1.00	$0.30	$	N/A
Time to expiration – days		N/A			115-346	212-325		N/A
Risk free interest rate		N/A	%		.07-.22%	.06-.26%		N/A
Estimated volatility		N/A	%		150%	150%		150%
Dividend		N/A			N/A	N/A		N/A
Key inputs to determine the fair value at August 31, 2015:
Stock price	$	N/A		$	N/A	$0.80		$0.80
Current exercise price	$	N/A		$	N/A	$0.30-0.50		$0.30
Time to expiration – days		N/A			N/A	120-233		162
Risk free interest rate		N/A	%		N/A %	.08-.27%		.27%
Estimated volatility		N/A	%		N/A %	176-205%		193%
Dividend		N/A			N/A	N/A		NA

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $100 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series A Warrant) at an exercise price of $1.50; and, (iii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series B Warrant) at an exercise price of $2.00. The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private investor (Note 4).

The Notes mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The Notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $1.00 per share. Under the subscription agreement, the Company has granted price protection provisions that provide the holder of Series A warrants with a potential increase in the amount of common stock exchanged or a reduction in the exercise price of the instruments should the Company subsequently issue stock or securities convertible into common stock at a price lower than the stated exercise price of $1.50 for a period of twelve months from issuance. The Company determined the warrants issued to the Line of Credit lenders (Note 5) qualified as a breach of this covenant, therefore all Series A warrants were revalued to a $1.00 exercise price with the adjustment reflected as a change in the fair value. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due.

As some of the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivative instruments for accounting purposes and reported on the Company’s consolidated statements of operations and comprehensive income/(loss) below the operating income/(loss) as an “other expense”.

The following table summarizes the fair values of Convertible Debentures with Series A and B Warrants and the respective inputs to determine fair values at the commitment date and the quarter end dates.

Accounting allocation of initial proceeds:	January 29, 2014		February 27, 2014		April 1, 2014
Gross proceeds		$395,000		$305,000		$469,000
Fair value of the convertible promissory notes		(320,787)		(247,696)		(665,511)
Derivative warrant liability fair value – Series A (Note 9)		(161,950)		(125,050)		(776,664)
Financing expense on the issuance of instruments		$87,737		$67,746		$973,175

Key inputs to determine the fair value at the commitment date:
Stock price		$0.50		$0.50		$1.80
Current exercise price – promissory notes		$1.00		$1.00		$1.00
Current exercise price – Series A warrants		$1.50		$1.50		$1.50
Time to expiration – days (promissory notes)		732		731		731
Time to expiration – days (warrants)		1,826		1,826		1,826
Risk free interest rate (promissory notes)		.32%		.32%		.32%
Risk free interest rate (warrants)		1.52%		1.51%		1.74%
Estimated volatility		150%		150%		150%
Dividend		N/A		N/A		N/A
Market interest rate for the Company		18%		18%		18%

Key inputs to determine the fair value of the promissory notes at May 31, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		243		272		306
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A
Key inputs to determine the fair value of the promissory notes at August 31, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		153		181		214
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A

Convertible Debentures with Series C or Series D Warrants

On April 23, 2014, the Company authorized and issued 50 Units for $50,000 to a private investor. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share with a price protection clause on any conversion feature issued after the issuance date that mature on April 23, 2016; and (ii) a warrant entitling the holder thereof to purchase 33,333 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires on April 23, 2019.

On May 30, 2014, the Company authorized and issued 1,000 Units for $1,000,000 to Array Capital Corporation. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share with a price protection clause on any conversion feature issued after the issuance date that matures on May 30, 2016; and (ii) a warrant entitling the holder thereof to purchase 666,667 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires on May 30, 2019.

On June 27, 2014, the Company authorized and issued two separate issues of 125 Units. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $90,777 (Canadian $100,000) in the loan originated on January 7, 2014 as described in Note 4. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 166,667 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires on June 27, 2019.

On September 2, 2014, the Company authorized and issued three separate issues of 25, 75, and 25 Units. This total authorized and issuance of 125 Units, at a value of $125,000, was to three independent accredited investors in exchange for $125,000 in cash proceeds (see note 4). The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share with a price protection clause on any conversion feature issued after the issuance date that matures on September 2, 2016; and (ii) a warrant entitling the holder thereof to purchase 83,333 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires on September 2, 2019.

On October 6, 2014, the Company authorized and issued 50 Units for $50,000 to Subtle Disruption in exchange for the settlement of $50,000 in trade payables. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 with a price protection clause on any conversion feature issued after the issuance date that matures on October 6, 2016; and (ii) a warrant entitling the holder thereof to purchase 33,333 shares of common stock (Series D Warrant) at a purchase price of $2.20 per share that expires on October 6, 2019.

On October 27, 2014, the Company authorized and issued 50 Units for $50,000 to IBEC Holdings Inc. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 with a price protection clause on any conversion feature issued after the issuance date that matures on October 6, 2016; and (ii) a warrant entitling the holder thereof to purchase 33,333 shares of common stock (Series D Warrant) at a purchase price of $2.20 per share that expires on October 27, 2019.

The debentures mature 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $1.50 per share. The warrants may be exercised in whole or in part.

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

The following table summarizes the fair values of Convertible Debentures with Series C or Series D Warrants and the respective inputs to determine fair values at the commitment date and the quarter end dates.

Accounting allocation of initial proceeds:	Fourth Quarter Fiscal 2014			First Quarter Fiscal 2015			Second Quarter Fiscal 2015
Gross proceeds		$1,050,000			$250,000			$225,000
Fair value of the convertible debentures		(852,726)			(254,167)			(182,720)
Fair value of liability warrants		-			-			(152,951)
Fair value of equity warrants		(197,274)			-			-
Financing expense on the issuance of derivative instruments		$-			$4,167			$110,671

Key inputs to determine the fair value at the commitment date:
Stock price		$1.50-1.60			$2.00		$	N/A
Current exercise price		$1.50			$1.50		$	N/A
Time to expiration – days		731			731			N/A
Risk free interest rate		.37%			.45%			N/A	%
Estimated volatility		150%			150%			N/A	%
Dividend		-			-			-
Market interest rate for the Company		18%			18%			N/A	%
Key inputs to determine the fair value of the convertible debentures at May 31, 2015:
Stock price	$	N/A		$	N/A			N/A
Current exercise price	$	N/A		$	N/A			N/A
Time to expiration – days		328-365			393			460-515
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%
Key inputs to determine the fair value of the convertible debentures at August 31, 2015:
Stock price	$	N/A		$	N/A		$	N/A
Current exercise price	$	N/A		$	N/A		$	N/A
Time to expiration – days		236-273			301			368-423
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%

7. Common Stock

On September 3, 2014, and September 16, 2014, the Company issued 27,000 and 84,170 shares to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $40,000 dated November 15, 2013 (Note 6).

On October 23, 2014, November 5, 2014 and November 20, 2014, the Company issued 45,000, 70,000 and 81,641 shares respectively to JMJ Financial as a result of the settlement and conversion of $40,000 of principal amount, representing a portion of the convertible note dated November 15, 2013 (Note 6).

On December 31, 2014, the Company’s authorized number of common shares was increased to 400,000,000.

During the Company’s second quarter of Fiscal 2015, the Company issued 95,000 shares of common stock to consultants at a value of $95,000. During the Company’s third quarter of Fiscal 2015, the Company issued 80,000 shares of common stock to consultants at a value of $80,000. During the Company’s fourth quarter of Fiscal 2015, the Company issued 54,000 shares of common stock to consultants at a value of $52,500.

On May 25, 2015, the Company issued 100,000 shares of common stock with a value of $80,000 in partial settlement of an amount owing to a vendor of the Company.

On August 31, 2015 the Company issued 11,667 shares of common stock in the form of a cashless exercise with a previous allocation to equity of $37,100 in full settlement of warrants issued to Typenex (Note 6).

From April 9, 2014 through February 3, 2015, various holders of convertible preferred stock exercised their right to convert to common stock. A total of 936,000 shares of convertible preferred stock were converted into common stock (Note 8).

On July 6, 2015, the Company announced it had entered into an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of Yappn restricted common shares (32 Million shares at US $0.50 per share). This transaction was closed subsequent to the Company’s quarter end (note 12).

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 7,592,667 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $1.00 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014. Subsequent to quarter end, the Company filed a continuing registration statement in part to update to this S-1 filing (note 12).

As part of the contractual rights of certain existing convertible debenture holders, the Company finalized its calculation of shares to be issued in association with the timing of filing its Registration Statement noted above. This resulted in a value of shares to be issued in the amount of $124,567.

8. Preferred Stock and Warrants

Series A Preferred Stock

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001.

The following table reflects the preferred stock activity for the year ended May 31, 2015 and three month period ended August 31, 2015:

Preferred Stock
Total – as of May 31, 2014	201,000
Conversion of preferred stock into common stock	(201,000)
Total – as of May 31, 2015 and August 31, 2015	-

The 201,000 preferred shares were exchanged into common shares on February 3, 2015 at a conversion value of $201,000.

Warrants

Subscription Agreement with Series A Preferred Shares

On March 28, 2013, May 31, 2013 and June 7, 2013, the Company issued a total of 936,000 five year warrants as part of a Unit under subscription agreements that included Series A preferred shares with full ratchet anti-dilution protection provisions. The price protection provisions were effective for twelve months from date of issuance.

On November 15, 2013, the Company issued 12,000 warrants under the same full ratchet anti-dilution provisions as the other warrants, to a broker as compensation for a portion of the private placement made on May 31, 2013 for these Units.

Series A, B, C and D Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395 Series A and Series B warrants, 305 Series A and Series B warrants, and 469 Series A and Series B warrants, respectively, with unsecured 6% convertible promissory notes (Note 6), as part of the defined offered Unit under the subscription agreements on those respective dates. Each Series A warrant entitles the holder thereof to purchase 1,000 shares of common stock for a purchase price of $1.00 per share after the re-pricing of the instruments took place. Each Series B warrant entitles the holder thereof to purchase 1,000 shares of common stock for a purchase price of $2.20 per share.

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

During the fourth quarter of Fiscal 2014, the Company authorized and issued Series C warrants to acquire 33,333 and 666,667 shares of common stock on April 23, 2014 and May 30, 2014, respectively, to accredited investors with unsecured 6% convertible debenture, $100 par value, convertible into shares of the Company’s common stock at a conversion price of $1.50 per share, with a one year price protection clause on any conversion feature issued after the issuance date, that matures on April 23, 2016 and May 30, 2016 respectively. The Series C warrants entitle the holder thereof to purchase shares of common stock at a purchase price of $2.20 per share and have a five year life. The Series C warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter.

During the first quarter of Fiscal 2015, the Company authorized and issued two separate issues of 125 Units on June 27, 2014. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $100,000 in the loan originated on January 7, 2014 as described in Note 6. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s at a common stock conversion price of $1.50 per share, with a one year price protection clause on any conversion feature issued after the issuance date, that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 166,667 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires on June 27, 2019.

During the second quarter of Fiscal 2015, the Company authorized and issued Series C warrants to acquire 83,333 shares of common stock on September 2, 2014 and issued Series D warrants to acquire 33,333 and 33,333 shares of common stock on October 6, 2014, and October 27, 2014 respectively, to accredited investors. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share, with a one year price protection clause on any conversion feature issued after the issuance date, that matures on September 2, 2016, October 6, 2016, and October 27, 2016 respectively; and (ii) a warrant entitling the holder thereof to purchase 166,667 shares of common stock (Series D Warrant) at a purchase price of $2.20 per share that expires on September 2, 2016, October 6, 2016, and October 27, 2016 respectively. The Series D warrants do not provide any price protection provisions and therefore should be treated as equity instruments at the commitment date and thereafter; however these warrants were originally recorded as liabilities as the Company breached its authorized share limit on a diluted basis, which required any additional warrants that otherwise would have been recorded as equity instruments to be recorded as liability instruments. On December 31, 2014, the Company rectified its breach of authorized share limit and the warrants were reclassified to equity.

Line of Credit Arrangement

Pursuant to the loan agreement and promissory note entered on April 7, 2014 (Note 5), the Company issued the lender warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

The following is a summary of warrants issued, exercised and expired through August 31, 2015:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	401,000	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	$0.54	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	771,000	-	-
Issued on June 7, 2013	165,000	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	395,000	$1.00	January 29, 2019
Issued Series B warrants on January 29, 2014	395,000	$2.00	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	469,000	$1.00	April 1, 2019
Issued Series B warrants on April 1, 2014	469,000	$2.00	April 1, 2019
Issued to Lender – Line of Credit	800,000	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014	33,333	$2.20	April 23, 2019
Issued Series C warrants on May 30, 2014	666,667	$2.20	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	4,786,000
Issued Series C warrants on June 27, 2014	166,667	$2.20	June 27, 2019
Issued Series C warrants on September 2, 2014	83,333	$2.20	September 2, 2019
Issued Series D warrants on October 6, 2014	33,333	$2.20	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	$2.20	October 27, 2019
Issued warrants – consultants	330,000	$1.50	May 30, 2019
Issued Warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	$1.00	February 4, 2020
Issued Warrants – consultant	5,000	$1.00	May 31, 2017
Issued Warrants – consultant	15,000	$1.50	May 31, 2017
Exercised and expired	-
Total – as of May 31, 2015	5,522,667
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	$1.00
Total – as of August 31, 2015	5,452,667

The outstanding warrants at August 31, 2015 and May 31, 2015 have a weighted average exercise price of approximately $1.40 for both periods and have an approximate weighted average remaining life of 3.5 and 3.7 years, respectively.

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

The Company issued warrants to two separate consulting firms in the amount of 200,000 and 130,000 respectively included in consulting expense on October 6, 2014 with an exercise price of $1.50 both with expiry dates of May 30, 2019.

The Company issued warrants to a consultant in the amount of 5,000 at an exercise price of $1.00 and 15,000 with an exercise price of $1.50, both with expiry dates of May 31, 2017.

The following table is a summary of those warrants that are reflected in equity as at August 31, 2015:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	401,000	$917,087
Issued warrants on May 31, 2013	370,000	543,530
Issued warrants on June 7, 2013	165,000	211,670
Issued Series A warrants on January 29, 2014	395,000	397,895
Issued Series B warrants on January 29, 2014	395,000	-
Issued Series A warrants on February 27, 2014	305,000	224,135
Issued Series B warrants on February 27, 2014	305,000	-
Issued Series A warrants on April 1, 2014	469,000	234,969
Issued Series B warrants on April 1, 2014	469,000	-
Issued to Loan Agreement - Credit Line	800,000	1,495,200
Issued Series C warrants on April 23, 2014	33,333	9,395
Issued Series C warrants on May 30, 2014	666,667	187,574
Issued Series C warrants on June 27, 2014	166,667	-
Issued Series C warrants on September 2, 2014	83,333	38,584
Issued Series D warrants on October 6, 2014	33,333	15,567
Issued Series D warrants on October 27, 2014	33,333	15,667
Warrants issued to consultants	330,000	165,330
Issued warrants on November 30, 2013	12,000	3,744
Issued warrants on May 31, 2015	20,000	3,960
Total – as of August 31, 2015	5,452,667	$4,464,307

9. Warrant Liabilities

The Company has determined derivative warrant liabilities are Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as at each reporting period in fiscal 2015 and prior to expiry. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The following is a summary of the derivative warrant liability as at August 31, 2015 and May 31, 2015:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2013	771,000	$4,050,278
Warrants issued June 7, 2013	165,000	1,146,915
Warrants issued November 15, 2013	12,000	9,636
Series A warrants issued on January 29, 2014	395,000	161,950
Series A warrants issued on February 27, 2014	305,000	125,050
Series A warrants issued on April 1, 2014	469,000	776,664
Warrants reclassified to equity (price protection expiry)	(401,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Balance as of May 31, 2014	1,716,000	2,531,282
Warrants reclassified to equity (price protection expiry and authorized share limit increase Notes 7 and 8)	(1,716,000)	(1,851,090)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(680,192)
Balance as of May 31, 2015 and August 31, 2015	-	$-

For the three months ended August 31, 2015 and August 31, 2014, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $nil and $492,969 respectively within the Company’s consolidated statements of operations and comprehensive income/(loss) and is included under the caption “Change in fair value of derivative liabilities and convertible notes”. The fair value of the warrants at August 31, 2015 and August 31, 2014 was $nil and $1,283,113 respectively.

10. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan. The Company completed its first grant of stock options immediately after the plan was approved. The Company completed a second grant of stock options on March 2, 2015. The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding (Granted all in Fiscal 2015)	1,804,500	$1.00
Exercised	-	-
Cancelled, forfeited or expired	-	-
Outstanding at August 31, 2015	1,804,500	$1.00
Options exercisable at August 31, 2015	1,181,167	$1.00
Fair value of options vested as at August 31, 2015	$907,200	-

On August 21, 2015, the Company amended its 2014 Stock Option Plan to increase the number of options available to 2,500,000.

As at August 31, 2015, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 3.2 years. It is expected the 623,333 unvested options will ultimately vest, and each has an exercise price of $1.00 per share and a weighted average remaining term of 2.2 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at August 31, 2015 and the option’s exercise price, for all options that are in the money. This value was $nil as at August 31, 2015.

As at August 31, 2015, there is $426,756 of unearned stock based compensation cost related to stock options granted that have not yet vested (623,333 options). This cost is expected to be recognized over a remaining weighted average period of 0.7 years.

710,000 of the stock options granted on August 14, 2014 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 15,000 options vest contingent on revenue targets, and 15,000 options have vested on April 1, 2015. The remaining options all have immediate vesting terms. 520,000 of the stock options granted on March 2, 2015 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 50,000 vest 1/2 immediately and 1/2 after one year. The remaining options all have immediate vesting terms.

The estimated fair value of options granted on August 14, 2014 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	1,047,000
Stock price	$1.00
Exercise price	$1.00
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.42%
Risk free interest rate (5 year options)	1.58%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.90
Dividend	-

The estimated fair value of options granted on March 2, 2015 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	757,500
Stock price	$0.60
Exercise price	$1.00
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.66%
Risk free interest rate (5 year options)	1.57%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.50
Dividend	-

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

11. Related Party Balances and Transactions

On March 28, 2013, the Company purchased the Yappn assets from Intertainment Media, Inc. in consideration for 7,000,000 shares of common stock for a controlling 70 percent interest (as of that date, 52.1% as at August 31, 2015) in the Company. At this time, The Chief Executive Officer and director of the Company, David Lucatch, is the Chief Executive Officer and director of Intertainment Media, Inc. and Herb Willer is a director of both the Company and Intertainment Media, Inc.

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

On October 23, 2013, the Company and Ortsbo, entered into an amendment to the Services Agreement dated March 21, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 166,667 shares of restricted common stock of the Company. The shares of common stock were valued at the market price on the date of the agreement for a value of $133,333. On April 28, 2014, the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 1,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and as Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at $nil on the consolidated balance sheet. As of August 31, 2015, Ortsbo holds 1,500,000 restricted shares of common stock of the Company (see note 7 and 12).

Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost.

On July 6, 2015, the Company announced it had entered into an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of Yappn restricted common shares (32 Million shares at US $0.50 per share). This transaction was closed subsequent to the Company’s quarter end (note 12).

For the three month period ended August 31, 2015, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $83,646 ($425,573 – August 31, 2014). As of August 31, 2015 the related party liability balance totaled $275,151 ($468,766 – May 31, 2015).

12. Subsequent Events

Intellectual Property Asset purchase

On September 15, 2015, the Company finalized its purchase of Intellectual property assets of Ortsbo pursuant to the Asset Purchase Agreement signed on July 15, 2015. With this closing, the Company has an obligation to issue 31,987,000 shares of common stock of Yappn (previously estimated at 32 million). Yappn also assumed $975,388 of debt as part of the transaction (previously estimated to be $1 million). This assumed debt was immediately subscribed as part of the secured debenture in Yappn. The final purchase price for the acquisition of Intellectual property from Ortsbo was $16,968,888.

In connection with the terms of the Asset Purchase Agreement related to the purchase of Intellectual property assets of Ortsbo, the Company committed to complete a share consolidation as described in Note 7. On September 9, 2015, Yappn Corp. amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 10 shares of common stock. This amendment was approved and filed of record by the Delaware Secretary of State on September 9, 2015. FINRA declared the Company’s 1-for-10 reverse stock split ex-dividend date to be effective as of October 2, 2015. The reverse stock split will reduce the Company’s common stock outstanding from approximately 134,344,806 shares to approximately 13,434,481 shares.  The effects of this reverse stock split has been reflected in these interim financial statements.

Registration Statement

On October 5, 2015, the Company filed a Registration Statement on Form S-1 which is a continuation of the registration statement (File No. 333-199569) (the “Registration Statement”) of Yappn Corp. filed on October 24, 2014, amended on November 7, 2014 and declared effective on November 17, 2014.

The original Registration Statement covered the resale of up to 7,618,334 shares of the Company’s common stock (given the effect of the ten for one reverse split). The filing covers the same offering as the prior Registration Statement but includes holders of additional warrants (included in the list of Selling Shareholders) which were not included in the original Registration Statement. While the total number of shares of common stock registered in the Registration Statement, given effect to the reverse stock split, equals the total number of shares of common stock in the prior Registration Statement, the continuing Registration Statement includes additional securities of the same class in an amount that is greater than 20 percent of the maximum aggregate offering price for such class of securities (specifically the Warrants) and exceeds the amount permitted for a Post-Effective Amendment pursuant to Rule 462(b) of the Securities Act of 1933. In addition, the Continuing Registration statement was filed to provide more recent financial statements.

Typenex

Subsequent to quarter end, the Company made two instalment payments totaling $39,803 against the outstanding principal plus accrued interest. See Note 6.

Group 10

On October 6, 2015, the Company paid $120,191 to settle in full the outstanding balance of the $92,000 convertible note advanced on March 31, 2015 including original issuance discount, interest and prepayment penalties as described in Note 6.

Vis Vires

On October 12, 2015, the Company paid $96,825 to settle in full the outstanding balance of the $69,000 convertible note advanced on April 15, 2015 plus accrued interest and prepayment penalties as described in Note 6.

Advances on Secured Debentures

Subsequent to quarter end, the Company received short term loans in the amount of $500,000 which are intended to be converted into a secured debenture financing once terms are finalized and the debenture financing closed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “Yappn,” “us,” and “our” are to Yappn Corp., unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited Interim Condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended May 31, 2015 filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2015, filed with the Securities and Exchange Commission on August 26, 2015. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc. (“IMI”), a corporation organized under the laws of Canada, for 7,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, us, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”).  Mr. David Lucatch, our Chief Executive Officer and a director, is the Chief Executive Officer of IMI.  IMI, as a result of this transaction has a controlling interest in our company.  Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”).  Ortsbo is the owner of certain multi-language real time translation intellectual property that we believe is a significant component of the Yappn business opportunity. On July 6, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo (see “The Services Agreement” below).

Immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Asset Purchase assets and liabilities (consisting of our former business of import consumer electronics, home appliances and plastic house wares ) to our wholly owned subsidiary, Plesk Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of Plesk Holdings, Inc. to certain of our former shareholders in exchange for cancellation of an aggregate of 11,250,000 shares of our common stock held by such persons.

Our principal executive offices are located at 1001 Avenue of the Americas, 11th Floor, New York, NY 10018 and our telephone number is (888) 859-4441. Our website is http://www. yappn.com (which website is expressly not incorporated into this filing).

Our Business

Our company is a real-time multilingual company that amplifies brand and social messaging, expands online commerce and provides customer support by globalizing these experiences with its proprietary technologies, solutions and linguistic computational approach to language service and engagement in a cost effective way. Through our real-time multilingual amplification platform, we eliminate the language barrier, allowing the free flow of communications in 67 languages to support brand and individuals’ marketing objectives, commerce revenue goals and customer support objectives by making language universal for all fans and consumers.

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

Our offerings engage through all phases of Ecommerce, online events, and content programming. Through our recently launched Windrose Global Ecommerce framework (“WGE”), we provide an end-to-end multilingual Ecommerce solution for companies of all sizes. Covering everything from pre to post sale, WGE’s proprietary suite includes all the tools for multilingual marketing (advertising), shopping (store, catalog, shopping cart and check-out) and customer support.

Our cloud-based platform is built from the ground up upon our company’s first-in-class technology that automatically detects an online or mobile user’s language. WGE completes the process through advanced technology to understand the meaning and interpretation of a message to seamlessly return a translation that is reflective of the meaning and spirit of the message.

Our WGE technology is, in managements’ opinion, a game changing solution that can help a retailer revolutionize their business quickly and cost effectively. By interfacing with a retailer’s existing Ecommerce solution, we can assist the E-tailer to greatly expand their global reach by presenting and promoting their store as well as supporting sales in multiple languages. An E-tailer no longer has to be constrained to whom they can sell to because of language.

We derive our revenue from a percentage of each sale and/or through professional services fees, when applicable, depending on the application and installation of its offerings. We redefine global social marketing by providing a set of stand-alone commercial tools for brands to easily implement cost effective globalization solutions as they are complementary, not competitive, to today’s top social media networks such as Twitter, Facebook, Pinterest, Instagram, Flickr and YouTube, web, mobile, video players, blogs, online broadcasting, private networks, event virtualization and Ecommerce platforms.

Continued expansion of our business rollout will likely require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. Was are in the early stage of commercialization, and management believes that we have insufficient revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. Our independent auditors have included an explanatory paragraph, in their audit report on our financial statements for the fiscal year ended May 31, 2015 regarding concerns about our ability to continue as a going concern. Footnote 2 to the Notes to this Form 10-Q Report also discusses concerns about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

According to eMarketer.com, China and USA are the world’s leading Ecommerce markets, combining for more than 55% of the world’s Internet retail in 2014. In 2015, worldwide web sales are expected to increase nearly 21% to $1.59 Trillion. With this view in mind, our newly launched WGE platform is focused on the Ecommerce market to enable retailers to break the language barrier that prevents them from accessing global markets. Yappn has altered this paradigm with an API (application program interface) that renders any Ecommerce site into a global site in real-time and in up to 67 languages inclusive of the shopping cart checkout. With very high fidelity experience and without any human translation or intervention, the Software as a Service (SaaS) application is focused on three distinct sales models: Partner, Direct and Channel.

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

Management will continue to develop additional revenue-centric features and tools and refine our current business plan. Each new feature set is built on a prime revenue driver for our business as it continues to work with clients and their agencies to develop new deployment tools and programs to reach an expanding global audience.

Digital Widget Factory

We have executed a three-year Master Services Agreement (MSA) and Statement of Work (SOW) with Digital Widget Factory to develop and manage a minimum of 200 multilingual Ecommerce sites which will include multilingual online marketing through traditional online services and social engagement. Expected first year revenues for the program are estimated to be up to $3,000,000 (although no assurances can be provided that such amounts will be achieved or profitability realized) with rapid expansion of sites planned for 2016 and 2017. Contract terms allowed for pre-paid fees in association with the project of a minimum of $700,000 plus ongoing professional fees and 20% net profit on the program for the term duration.

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

We will provide multilingual online marketing through traditional online services and social engagement with its proprietary patented technology to DWF by scheduling and supporting DWF’s revenue programs related to direct and network online advertising, schedule and support DWF’s affiliate and Ecommerce partnerships and also support DWF users to customize their content experience, submit original content and provides tools to incent sharing of content and encourage users to build the membership base.

Revenues recognized to August 31, 2015 from this program totaled $757,105, which were from ongoing development, programs. Future higher revenues are expected, but not guaranteed, based on an advertising model and an affiliate/membership model which has been effective after the fiscal year end. With over 73% of the Internet surfing languages other than English, this program is designed to capture the foreign advertising market for content that is dominated in English speaking ad partners.

The Services Agreement

We acquired the rights to use technology and management and development support services under the Services Agreement, dated March 21, 2013, between Intertainment Media, Inc. (“IMI”), and IMI’s wholly owned Ortsbo subsidiaries. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”).  The Services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use.  Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

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

In October 2013, we amended the Services Agreement.  Under the terms of the amendment to the Services Agreement, we would have the first right of refusal to purchase the Ortsbo platform and all its assets and operations for a period of two years; increasing its use of Ortsbo's technology for business to consumer social programs at a purchase price to be negotiated at the time we exercise our right. We would also have a right to purchase a copy of the source code only applicable to Yappn programs for $2,000,000 which may be paid in cash or restricted shares of our common stock at a per share price of $1.50 per share. As part of the enhancement agreement, we issued Ortsbo 166,667 shares of our restricted common stock. On April 28, 2014, we exercised our right to purchase a copy of the source code for the Ortsbo property in exchange for 1,333,333 shares of restricted common stock for a value of $2,000,000.

On July 6, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of our restricted common shares (32 Million shares at US $0.50 per share). The transaction is subject to closing conditions including each party obtaining all necessary approvals, including stock exchange approval and shareholder approval, if required. Upon the completion of the transaction the amended Services Agreement will be terminated.

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

Intellectual Property

We own (i) the yappn.com domain name (which website is expressly not incorporated into this filing) and (ii) the Yappn name and all trademarks, service marks, trade dress and copyrights associated with the Yappn name, logo and graphic art.  We may prepare several patent filings in the future. Upon payment of the applicable fees pursuant to the Services Agreement, we became the exclusive owner of copyright in the literary works or other works of authorship delivered by Ortsbo to us as part of the Services provided under the Services Agreement (the “Deliverables”).  All such rights shall not be subject to rescission upon termination of the Services Agreement.  Also as set forth in the Services Agreement, we shall grant to Ortsbo (i) a non-exclusive (subject to certain limitations) license to use the Deliverables for the sole purpose of developing its technology, (ii) a non-exclusive license to use, solely in connection with the provision of the Services, any intellectual property owned or developed by us or on our behalf and necessary to enable Ortsbo to provide the Services and (iii) a license to use intellectual property obtained by us from third parties and necessary to enable Ortsbo to provide the Services.  All such licenses shall expire upon termination of the Services Agreement.

On April 28, 2014, we purchased a copy of the source code for the Ortsbo property and all the rights associated with it.

On July 16, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how (Proprietary lexicons and linguistic databases that integrate into our language services platform).

We continue to engage in activities to maintain and further build differentiated technologies that increase our intellectual properties.

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

Legal Proceedings

None.

Registration Statement

We filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on October 24, 2014 (amended November 7, 2014) for up to 7,592,667 shares of our $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $1.00 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted securities was declared effective under the Securities Act of 1933 on November 17, 2014. Subsequent to quarter end, the Company filed a continuing registration statement in part to update to this S-1 filing (See note 12 of the financial statements).

RESULTS OF OPERATIONS

Three months ended August 31, 2015 and August 31, 2014

Revenues

We are in the process of commercialization of our multi-language e-commerce and marketing businesses.  We had revenues of $758,159 and $nil for the three months ended August 31, 2015 and August 31, 2014, respectively. Revenues for the current period relate predominately to professional services for Digital Widget Factory. Our management is focusing on developing and refining its technologies, and its relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters related to e-commerce.

Cost of revenue

We incurred costs of revenues of $128,471 and $nil, for the three months ended August 31, 2015 and 2014, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $629,688 and $nil, for the three months ended August 31, 2015 and 2014, respectively.

Total operating expenses

During the three months ended August 31, 2015 and 2014, our total operating expenses were $856,290 and $1,590,372, respectively.

For the three months ended August 31, 2015, the operating expenses consisted of marketing expense of $102,785, research and development expenses of $95,070, general and administrative expenses of $352,133, professional fees of $91,569, consulting fees of $102,000, amortization of $91, and stock based compensation of $112,642. For the comparable three months ended August 31, 2014 the operating expenses consisted of marketing expenses of $283,434, research and development expenses of $320,977, general and administrative expenses of $320,177, professional fees of $36,877, consulting fees of $104,500, amortization of $58 and stock based compensation of $524,349 .

All of our research and development costs are partially for fees to technology consultants from Intertainment Media and Ortsbo, in the prior year, with higher weighting on our own employees and third party consultants in the latter half of fiscal 2015 and in the three months ended August 31, 2015. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

Marketing expenses include costs incurred for public relations, and promotional events and related activities. In the prior fiscal year, there was a significant launch event in regard to the our FotoYapp application early in our second quarter. A similar event did not incur in the three months ended August 31, 2015, which is the primary reason for the decrease in marketing expenses for the three months ended August 31, 2015.

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, and general office needs and averaged approximately $350,000 per quarter. These costs have remained relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct employee engagements over the comparative period, while certain other costs have been reduced. Upon further significant increases in revenue, management will continue to hire, but the growth of this cost, we believe, will be far less than the impact to Net Income (Loss).

Professional fees were incurred primarily for use of legal counsel related to financing arrangements for convertible promissory notes and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs and were relatively consistent period over period.

Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide investor relations services, strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services were paid with shares of common stock. Consultants were used approximately to the same extent in the three months ended August 31, 2015 as in the three months ended August 31, 2014. Although consultants are more expensive on a per hour basis, the effort required for some consultants would not support a full time engagement, but overall more services for the Company were required.

Stock based compensation relates to our two grants of stock options during the three months ended August 31, 2015. Stock based compensation is recorded using the binomial lattice model which provides a fair value based on assumptions determined to be appropriate by management. Stock based compensation is recorded over the vesting period using a graded vesting schedule which results in a higher proportion of expense recorded earlier in the vesting term than later. We completed our first grant of stock options during the three months ended August 31, 2014 which resulted in a much higher cost for this grant than in subsequent quarters.

Total other income and expenses

Other (income) expenses totaled $(393,250) and $(863,361) for the three months ended August 31, 2015 and August 31, 2014, respectively. The change of $470,111 is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into shares of our common stock or have provisions that provide an option to convert into shares of our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of shares of our common stock fluctuates.

During the three months ended August 31, 2015, total other (income) consisted of interest expense of $153,985, financing expenses related to convertible debentures, and derivative liabilities totaling $89,490, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(801,639), prepayment fee on variable notes of $177,233 and other miscellaneous income of $(12,319).

During the three months ended August 31, 2014, the total other income and expenses resulted in income of $(863,361).  The other (income) consisted of interest expense of $63,900 and financing expenses on the issuance of derivative liabilities of $4,167. Other income consisted of the increase in the fair value of the derivative liabilities resulting in a gain of $(945,065) and miscellaneous other expense of $13,637.

The financing expenses related to the issuance of derivative liabilities for the three months ended August 31, 2015 and August 31, 2014 related primarily to the raising of convertible notes with exercise prices tied to a discount to market rates. For accounting purposes, since certain financial instruments had convertible provisions and in some cases provisions that protect the holder by including full ratchet anti-dilution measures, they were treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  Based on our stock price on the date of issuance, which is the date the fair value exercise was completed, the initial financing expense was significant for the three months ended August 31, 2014. The financing expense associated with the capital raises were $89,490 and $4,167 for the three months ended August 31, 2015 and August 31, 2014, respectively. There were fewer dilutive financings raised in the period ending August 31, 2015 from convertible notes and no financing from preferred share issuance than the comparative period as we primarily relied on secured debenture, bridge loans, and the line of credit arrangement for financing during the three months ended August 31, 2015.

As of August 31, 2014, we adjusted the fair value of the derivatives instruments related to the sale of warrants and debentures previously issued. This reduction was based on both a slight increase in our share price as the market price of the common shares increased from a May 31, 2014 share price of $1.60 to an August 31, 2014 share price of $1.30 as well as an element due to elapsed time. There was a further reduction in fair values for the three months ended August 31, 2015 as the market price of the common shares declined from a May 31, 2015 share price of $0.60 to an August 31, 2015 share price of $0.80. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $801,639 for the three months ended August 31, 2015 in contrast to a larger gain of $945,065 for the three months ended August 31, 2014, a change of $(143,426).

During the three months ended August 31, 2015 and three months ended August 31, 2014, we raised $486,179 and $317,748, respectively, in cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements.

Net loss and comprehensive loss

During the three months ended August 31, 2015 and 2014, we had net loss and comprehensive income (loss) of $166,648 and $(727,011) respectively.

Liquidity and Capital Resources

As of August 31, 2015, we had a cash balance of $5,797, which is a decrease of $13,699 from the ending cash balance of $19,496 as of May 31, 2015. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued secured debentures, short term notes, and convertible debt instruments for gross cash receipts of $1,921,445 and $678,830 for the three months ended August 31, 2015 and the three months ended August 31, 2014, respectively.

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

On July 6, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of Yappn restricted common shares (32 Million shares at US $0.50 per share). The transaction is subject to closing conditions including each party obtaining all necessary approvals, including stock exchange approval and shareholder approval, if required.

On July 7, 2015, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 10:1 Reverse Stock Split (“Reverse Stock Split”).  Under this Reverse Stock Split each 10 shares of our Common Stock will be automatically converted into 1 share of Common Stock.  To avoid the issuance of fractional shares of Common Stock, the Company will issue an additional share to all holders of fractional shares. FINRA declared the Company’s 1-for-10 reverse stock split ex-dividend date to be effective as of October 2, 2015.

On July 15, 2015, we completed a secured debt financing of US $4.5 Million of 12% Secured Debentures. The Secured Debentures have a maturity date of December 31, 2015 but may be accelerated under certain conditions. $2.0 million of the $4.5 Million secured debt financing is in the form of conversion of previously existing debt of the Company.

Going Concern Consideration

We incurred net losses and comprehensive losses resulting in a deficit of $14,596,204 through August 31, 2015. At August 31, 2015, we had total assets of $2,667,517 and liabilities totaling $1,470,823 and a working capital deficit of $6,181,303. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2015 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the three months ended August 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 31, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2015, the Company issued 11,667 shares of common stock, valued at $37,100 on exercise of warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended August 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). Our Commission filings are available to the public over the Internet at the Commission’s website at http://www.sec.gov. The public may also read and copy any document we file with the Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. We maintain a website at http://www. yappn.com (Information contained on our website is not part of this report on Form 10-Q).

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
2.2	Asset Purchase Agreement between the Company, Ortsbo Inc., Intertainment Media, Inc., and Winterberry Investments Inc. dated July 6, 2015 (17)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
3.4	Amended Certificate of Incorporation filed on December 31, 2014 *
3.5	Amended Certificate of Incorporation filed on September 9, 2015*
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)

10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (14)
10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014. (16)
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014. (16)
10.37	Form of 12% Secured Debentures(17)
10.38	Form of Security Agreement, dated July 15, 2015 (17).
10.39	Yappn Corp 2014 Stock Option Plan Amendment One*
14.1	Code of Ethics and Conduct (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

(15) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.

(16)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

(17)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.

*   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October 2015.

YAPPN CORP.

By:	/s/ David Lucatch
DAVID LUCATCH
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

