Form 10-Q
period 2015-11-30
YAPPN CORP.
filed 2016-01-14
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2015

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

There were 26,433,163 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of January 14, 2016.

Transitional Small Business Disclosure Format Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3
	Interim Condensed Consolidated Balance Sheets as of November 30, 2015 (unaudited) and May 31, 2015	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended November 30, 2015 and 2014 (unaudited)	5
	Interim Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended November 30, 2015 (unaudited) and year end May 31, 2015	6
	Interim Condensed Consolidated Statements of Cash Flows for the three and six months ended November 30, 2015 and 2014 (unaudited)	7
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
SIGNATURES		44

PART I

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with 701 generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended November 30, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of November 30, 2015	(audited) As of May 31, 2015
Assets
Current assets:
Cash		$93,710	$19,496
Accounts receivable	3	1,431,489	1,444,009
Prepaid expenses		87,484	6,068
Total current assets		1,612,683	1,469,573

Equipment, net		1,473	1,250
Intangible assets	4	5,208,622	-
Total Assets		$6,822,778	$1,470,823

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$492,483	$340,041
Accrued expenses		946,041	543,535
Accrued development and related expenses - related party	12	93,698	468,766
Short term loans	5	1,420,217	791,928
Line of credit	6	36,484	2,167,025
Secured debentures	6	4,550,388	-
Deferred revenue		-	12,500
Convertible promissory notes and debentures	7	2,413,805	3,477,825
Total current liabilities		9,953,116	7,801,620

Other liabilities:
Convertible promissory notes and debentures	7	-	312,486
Total Liabilities		9,953,116	8,114,106

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	9	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized 26,433,163 issued and outstanding (May 31, 2015 – 13,422,814)	8	14,735	13,423
Common stock, par value $.0001 per share, 19,087,662 and nil shares subscribed not issued (May 31, 2015 – 99,344)	8	2,763,638	124,567
Additional paid-in capital		10,743,152	7,981,579
Deficit		(16,651,863)	(14,762,852)
Total Stockholders' Deficit		(3,130,338)	(6,643,283)
Total Liabilities And Stockholders' Deficit		$6,822,778	$1,470,823

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS (Unaudited)

		Three Months Ended November 30		Six Months Ended November 30
	Note	2015	2014	2015	2014

Revenues	3	$52,222	$77,975	$810,381	$77,975

Cost of revenue		8,464	206	136,935	206

Gross profit		43,758	77,769	673,446	77,769

Operating expenses:
Marketing	12	103,463	608,291	206,248	891,724
Research and development expenses	12	96,782	175,755	191,852	496,732
General and administrative expenses	12	414,728	399,857	766,861	720,033
Professional fees		68,454	62,360	160,023	99,237
Consulting		101,075	220,495	203,075	324,995
Depreciation		107	61	198	119
Amortization		219,950	-	219,950	-
Stock based compensation	11	300,875	84,453	413,517	608,802
Total operating expenses		1,305,434	1,551,272	2,161,724	3,141,642

Loss from operations		(1,261,676)	(1,473,503)	(1,488,278)	(3,063,873)

Other (income) expense:
Interest expense		194,402	85,066	348,387	148,966
Financing expense on issuance of convertible notes and common stock	9	542,760	576,339	632,250	580,506
Change in fair value of derivative liabilities and convertible notes		(38,698)	(1,187,810)	(840,337)	(2,132,875)
Prepayment fees on variable notes		99,558	-	276,790	-
Miscellaneous income		(4,039)	(49,131)	(16,357)	(35,572)
Total other (income) expense		793,983	(575,536)	400,733	(1,438,975)

Net loss before taxes		(2,055,659)	(897,967)	(1,889,011)	(1,624,898)

Provision for income taxes		-	-	-	-

Net loss and comprehensive loss		$(2,055,659)	$(897,967)	$(1,889,011)	$(1,624,898)

Net loss per weighted-average shares of common stock - basic		$(0.11)	$(0.07)	$(0.12)	$(0.13)

Net loss per weighted-average shares of common stock - diluted		$(0.11)	$(0.07)	$(0.12)	$(0.13)

Weighted-average number of shares of common stock issued and outstanding - basic		18,005,455	12,791,916	15,707,479	12,688,141

Weighted-average number of shares of common stock issued and outstanding - diluted		18,005,455	12,791,916	15,707,479	12,688,141

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the six months ended November 30, 2015 and year ended May 31, 2015

	Common				Preferred		Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2014	12,585,579	12,586	-	-	201,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	-	-	1,851,089	-	1,851,089
Issuance of warrants classified as equity	-	-	-	-	-	-	41,060	-	41,060
Stock options issued	-	-	-	-	-	-	982,624	-	982,624
Stock to be issued under prior obligations	-	-	99,344	124,567	-	-	-	-	124,567
Beneficial conversion feature	-	-	-	-	-	-	622,636	-	622,636
Stock issued to consultants and vendors	329,000	329	-	-	-	-	307,638	-	307,967
Issuance of common stock on conversion of Series A Preferred stock	201,000	201	-	-	(201,000)	(201)	-	-	-
Issuance of common stock on conversion of convertible debt	307,235	307	-	-	-	-	105,510	-	105,817
Net loss for the year ended May 31, 2015	-	-	-	-	-	-	-	(4,624,744)	(4,624,744)

Balance - May 31, 2015	13,422,814	13,423	99,344	124,567	-	-	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	-		413,517	-	413,517
Stock issued on exercise of warrants	11,667	12	-	-	-	-	(12)	-	-
Issuance of Common Stock for Purchase Technology	12,998,682	1,300	-	-	-	-	1,805,308	-	1,806,608
Stock to be Issued for purchase of Technology	-	-	18,988,318	2,639,071	-	-	-	-	2,639,071
Issuance of warrants classified as equity	-	-	-	-	-	-	542,760	-	542,760
Net loss for the six months ended November 30, 2015	-	-	-	-	-	-	-	(1,889,011)	(1,889,011)
Balance - November 30, 2015	26,433,163	14,735	19,087,662	2,763,638	-	-	10,743,152	(16,651,863)	(3,130,338)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended November 30
	2015	2014
Cash Flows From Operating Activities:
Net and comprehensive loss	$(1,889,011)	$(1,624,898)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	198	119
Amortization	219,950	-
Stock based compensation	413,517	608,802
Change in fair value of derivative liabilities and convertible notes	(840,337)	(2,132,875)
Financing expense on issuance of convertible promissory notes, and common stock	632,250	580,506
Stock issuance for consulting services and licensing rights	-	78,500
Changes in operating assets and liabilities:
Accounts receivable	12,520	(77,975)
Prepaid expenses	(81,416)	(13,869)
Accounts payable and accrued liabilities	554,948	404,620
Accrued development and related expenses - related party	(375,068)	70,377
Deferred revenue	(12,500)	-
Net Cash Used in Operating Activities	(1,364,949)	(2,106,693)

Cash Flows From Investing Activities:
Expenditures on patents	(7,504)	-
Capital expenditures	(402)	(1,593)
Net Cash Used in Investing Activities	(7,906)	(1,593)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	90,750	455,340
(Repayments)/proceeds from line of credit, net	(1,055,541)	1,125,000
Proceeds from secured debentures	2,080,694	-
Repayments of short term loans	(153,778)	(305,238)
Proceeds from short term loans	1,201,000	244,607
Repayment of convertible promissory notes and debentures	(716,056)	(99,549)
Net Cash Provided by Financing Activities	1,447,069	1,420,160

Net increase/(decrease) in cash	74,214	(688,126)
Cash, beginning of period	19,496	988,692
Cash, end of period	$93,710	$300,566

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued for consulting services	$-	$78,500
Common stock issued on exercise of warrants	$37,100	$-
Common stock to be issued for consulting and other obligations	$-	$124,567
Common stock issuance from conversions of convertible debt	$-	$105,817
Reclassification of derivative liabilities to additional paid in capital	$-	$755,200
Conversion of short term loan and line of credit into secured debentures	$419,305	$100,000
Common stock issued for acquisition of technology	$1,806,608	$-
Common stock to be issued for acquisition of technology	$2,639,071	$-
Cash paid for interest during the six month period	$67,808	$54,303

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

Notes to Interim Condensed Consolidated Financial Statements

November 30, 2015

(Unaudited)

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 7,000,000 shares of common stock of the Company. As a result of this exchange, Intertainment Media Inc. acquired, at that time, a seventy percent (70%) ownership of the Company. On September 15, 2015, the Company closed the acquisition of Ortsbo Inc.’s Intellectual property. As a result of the acquisition Intertainment Media Inc.’s ownership was reduced to 37%. The accompanying interim condensed consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements (“interim financial statements”) of the Company as of November 30, 2015, and for the three and six month periods ended November 30, 2015 and 2014, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of November 30, 2015, and the results of its operations and its cash flows for the three and six month periods ended November 30, 2015 and November 30, 2014. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2016. The accompanying interim financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2015 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

Principles of Consolidation

The interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Yappn Acquisition Corp. and Yappn Canada, Inc. All inter-company balances and transactions have been eliminated on consolidation.

Intangible Assets

Intangible assets consist of acquired technology, and patents, acquired from a related party and are accordingly recorded at the cost as recorded in the records of the related party (see Note 4). The Company amortizes acquired technology over its estimated useful life considered to be 5 years, on a straight-line basis. Patents are amortized commencing at the receipt of approval of the patents or acquisition of patents. Should the patent process be unsuccessful, the entire amount relating to the patent is expensed in the period this is determined. The Company continually evaluates the remaining estimated useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 which was amended in August 2015 by Update No 2015-14: Revenue from Contracts with Customers. The standard outlines a five-step model for revenue recognition with the core principle being that a company should recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard but prior periods presented will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet made a determination as to the method of application (full retrospective or modified retrospective). It is too early to assess whether the impact of the adoption of this new guidance will have a material impact on the Company's results of operations or financial position.

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

2. Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $16,651,863 through November 30, 2015.

As of November 30, 2015, the Company had a working capital deficit of $8,340,433. During the six months ended November 30, 2015, net cash used in operating activities was $1,364,949. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We have realized limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets and has engaged a number of investment brokers to assist management in achieving its financing objectives. During the six months ended November 30, 2015, the Company raised $1,447,069 through various financial instruments, net of repayments. Subsequent to November 30, 2015, the Company raised $885,000 as part of a secured debenture financing.

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

3. Concentration of Credit Risk

All of the Company’s revenues are attributed to a small number of customers. One customer comprises 100% of the accounts receivable as at November 30, 2015 and 0% and 93% of the revenue recorded for the three and six months ended November 30, 2015. The Company billed its largest customer $624,160 for the three month period ended November 30, 2015, that has not been recorded as revenue in the Company’s financial statements. The Company has received acknowledgment and acceptance of the services performed during the three month period ended November 30, 2015, however due to the long period without payment, the Company has determined the revenue recognition criteria for the current quarter has not been met. The Company and the customer continue to work together in ways to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at November 30, 2015.

4. Acquisition of Intellectual Property (and Reverse Split)

On September 15, 2015, the Company finalized its purchase of Intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the quarter from the share issuance obligations from the purchase of the Ortsbo intellectual property assets 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued at November 30, 2015 comprising 17,687,500 to Winterberry and 1,300,818 to a former holder of Ortsbo stock. As of the filing date, these aforementioned shares remain to be issued. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of Intellectual property from Ortsbo was $16,968,888, however, due to the common control of Ortsbo Inc. and Yappn Corp., the value of the Intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015.

In connection with the terms of the Asset Purchase Agreement related to the purchase of Intellectual property assets of Ortsbo, the Company committed to complete a share consolidation as described in Note 8. On September 9, 2015, Yappn Corp. amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 10 shares of common stock. This amendment was approved and filed with the Delaware Secretary of State on September 9, 2015. FINRA declared the Company’s 1-for-10 reverse stock split ex-dividend date effective as of October 2, 2015. The reverse stock split reduced the Company’s common stock outstanding from approximately 134,344,806 shares to approximately 13,434,481 shares. The effect of this reverse stock split has been reflected in these interim financial statements.

5. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $240,000) with a private investor. The Company previously converted a portion of a previous loan from this lender (Canadian $350,000), from a prior fiscal year, into a convertible debenture. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $46,025 (Canadian $50,000) of this loan on June 13, 2014 leaving $175,330 ($190,000 Canadian) outstanding. As at November 30, 2015, the loan had a value of $142,080 ($190,000 Canadian).

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,056 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $100 par value, convertible into shares of the Company’s common stock and 166,667 issuable shares of common stock (Series C warrants) at a purchase price of $2.20 per share (Note 7). As at November 30, 2015 an amount of $20,969 ($28,000 Canadian) remains outstanding.

On July 17, 2014, the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. During fiscal 2015 $90,145 (Canadian $105,000) was repaid on this note. The remaining balance was repaid during the six months ended November 30, 2015.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014. As of November 30, 2015, the value of the remaining balance of the loan was $56,168 (Canadian $75,000).

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

During the three month period ended November 30, 2015 the Company received $1,201,000 from intended subscribers of a secured debenture financing to be closed in the third quarter. The Company treated this as a short term loan where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture.

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2014	$220,159	$257,152	$-	$477,311
Borrowing on July 17, 2014	-	-	100,915	100,915
Borrowing on July 23, 2014	-	-	50,234	50,234
Borrowing on August 4, 2014	-	-	93,458	93,458
Borrowings in August 2014 (multiple dates)	-	-	125,000	125,000
Borrowing on January 23, 2015	-	-	16,098	16,098
Borrowing on March 30, 2015			250,000	250,000
Borrowing on May 6, 2015	-	-	144,729	144,729
Borrowing on May 11, 2015	-	-	419,463	419,463
Total	-	-	1,199,897	1,199,897
Fair value adjustments	(21,589)	(1,356)	(21,893)	(44,838)
Repayments	(46,025)	(142,506)	(436,134)	(624,665)
Conversions	-	(90,777)	(125,000)	(215,777)
Fair value at May 31, 2015	$152,545	$22,513	$616,870	$791,928
Borrowing on June 19, 2015	-	-	78,265	78,265
Borrowing on July 10, 2015	-	-	250,000	250,000
Borrowing during second quarter fiscal 2016	-	-	1,201,000	1,201,000
Fair value adjustments	(10,465)	(1,544)	(23,862)	(35,871)
Conversions	-	-	(461,300)	(461,300)
Repayments	-	-	(403,805)	(403,805)
Fair value at November 30, 2015	$142,080	$20,969	$1,257,168	$1,420,217

6. Line of Credit Arrangement and Secured Debentures

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

During fiscal 2015, the Company borrowed $1,900,155 against the line of credit and repaid $533,130 resulting in a net additional amount drawn down against the line of credit of $1,367,025 and an outstanding obligation of $2,167,025 at May 31, 2015. During fiscal 2016, the Company borrowed $150,000 against the line of credit, repaid and released a total of $1,205,541 (immediately after conversion of $2 million into a secured debenture (see below)) and converted $1,075,000 to secured debentures. The outstanding obligation was $36,484 at November 30, 2015.

Yappn closed the first tranche in the amount of $4.5 million of secured debentures. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity is the earlier of the date proceeds are available from a public offering or December 31, 2015 (see Note 13). Subsequent to the end of the second fiscal quarter, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to the Company. This financing is supported by Yappn's secured line of credit holders through their participation as described above. Yappn executed a non-binding letter of intent with Winterberry Investments Inc. ("Winterberry"), a private company led by Mr. David Berry, pursuant to which Winterberry will facilitate and manage the financing transaction as well as to advise on Yappn's future capital programs. The Company received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015 as described in Note 5. $2,000,000 of the $4.5 million financing is conversion of a portion of the Company’s existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, the Company closed the acquisition of intellectual property from Ortsbo, and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,338 that was immediately subscribed to the first tranche of secured debentures. The secured debentures balance as at November 30, 2015, was $4,550,388.

7. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company has recorded these instruments as liabilities at fair value. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of November 30, 2015, May 31, 2015, and the commitment dates.

The following is a summary of the convertible promissory notes and debentures as of November 30, 2015:

Principal amounts:	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Total Borrowings at May 31, 2014	$80,000	$2,219,000	$92,500	$2,391,500
Borrowing on June 27, 2014	-	250,000	-	250,000
Borrowing on September 2, 2014	-	125,000	-	125,000
Borrowing on September 3, 2014	50,000	-	-	50,000
Borrowing on October 6, 2014	-	50,000	-	50,000
Borrowing on October 22, 2014	40,000	-	-	40,000
Borrowing on October 27, 2014	-	50,000	-	50,000
Borrowing on December 24, 2014	-	-	75,000	75,000
Borrowing on December 24, 2014	-	-	100,000	100,000
Borrowing on December 29, 2014	-	-	50,000	50,000
Borrowing on February 4, 2015	-	-	115,000	115,000
Borrowing on February 9, 2015	-	-	90,750	90,750
Borrowing on March 30, 2015	-	-	92,000	92,000
Borrowing on April 15, 2015	-	-	69,000	69,000
Borrowing on April 20, 2015	-	-	50,000	50,000
Borrowing on April 23, 2015	-	-	60,500	60,500
Borrowing on April 23, 2015	-	-	25,000	25,000
Conversions	(80,000)	-	-	(80,000)
Repayments	(90,000)	-	(92,500)	(182,500)
Total Borrowings at May 31, 2015	-	2,694,000	727,250	3,421,250
Borrowings on June 24, 2015	-	-	45,375	45,375
Borrowings on June 29, 2015	-	-	45,375	45,375
Repayments	-	-	(688,917)	(109,917)
Total Borrowings at November 30, 2015	$-	$2,694,000	$129,083	$3,402,083

Convertible notes and debt at fair value at May 31, 2014	$142,189	$2,264,140	$100,846	$2,507,175
Convertible notes and debt at fair value at the commitment date, issued during 2015	137,071	436,887	1,020,110	1,594,068
Change in fair value (from commitment date)	(70,223)	(755,194)	858,573	33,156
Repayments (cash)	(103,220)	-	(135,051)	(238,271)
Conversions to common stock	(105,817)	-	-	(105,817)
Convertible notes and debt at fair value at May 31, 2015	-	1,945,833	1,844,478	3,790,311
Convertible notes and debt at fair value at the commitment date issued during 2016	-	-	171,990	171,990
Change in fair value	-	340,436	(1,172,876)	(832,440)
Repayments	-	-	(716,056)	(716,056)
Convertible notes and debt at fair value at November 30, 2015	$-	$2,286,269	$127,536	$2,413,805

Balance at May 31, 2015
Current	-	1,633,347	1,844,478	3,477,825
Long term	-	312,486	-	312,486
	$-	$1,945,833	$1,844,478	$3,790,311
Balance at November 30, 2015
Current	-	2,286,269	127,536	2,413,805
	$-	$2,286,269	$127,536	$2,413,805

JMJ Financial

On November 15, 2013, the Company executed and issued a Convertible Promissory Note agreement with JMJ Financial in the principal amount of $500,000, with a $50,000 original issue discount that shall be ratably applied towards payments made by the investor and forms part of the amount qualifying for conversion. On November 15, 2013, the Company borrowed $65,000 against the Note. The agreement was amended on February 21, 2014 and applies retroactively to the date of issuance. The Convertible Promissory Note is due two years from the effective date of each payment. It is interest free if repaid within 90 days and if not paid within 90 days, it bears a one-time interest charge of 12%, which is in addition to the original issue discount. The Company agreed to pay a closing and due diligence fee of 8% of each payment made by the investor which shall be applied to the principal amount of the Convertible Promissory Note. After 90 days from the effective date and until the maturity date the Company may not make further payments on the note without written approval. After 180 days from issuance, the principal and any accrued interest are convertible into the Company’s common stock at the lower of $1.00 per share or 60% of the lowest trade price in the 25 days prior to conversion. The note has piggyback registration rights with respect to the shares into which the note is convertible. On February 21, 2014 the Company borrowed an additional $40,000 against the note and on April 16, 2014 the Company borrowed an additional $40,000 against the note. During May of 2014, JMJ Financial elected to convert the $65,000 principal, original issue discount, due diligence fees and interest accrued in exchange for 160,579 common shares (Note 8). On September 3, 2014 the Company borrowed an additional $50,000 against the note and on October 22, 2014 the Company borrowed an additional $40,000 against the note. During September of 2014, JMJ Financial elected to convert $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 111,170 common shares (Note 8). During the same quarter of 2014, JMJ Financial elected to convert an additional $40,000 in principal, original issue discount, due diligence fees and interest accrued in exchange for 196,064 common shares (Note 8). On December 12, 2014 the Company repaid $50,000 plus original issue discount from the September 3, 2014 borrowings. On January 23, 2015 the Company repaid $40,000 plus original issue discount from the October 27, 2014 borrowing. On February 10, 2015 the note and associated share reserve was cancelled.

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

Vista Capital Investments, LLC

On December 29, 2014, the Company sold a Convertible Note in the principal amount of $110,000, 10% original issuance discount and advanced $50,000 on closing. The Convertible Note matures on December 29, 2015 and has a one-time interest charge of 12%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest trading price from the 25 days prior to conversion or $1.00. Early payback penalties are 125% up to 90 days and 145% after 90 days. On April 23, 2015, Company borrowed an additional $25,000 against this Convertible Note. The $50,000 drawn on December 29, 2014 was repaid on June 26, 2015. The $25,000 drawn on April 23, 2015 against this Convertible Note was repaid on October 20, 2015. There is no further balance outstanding on this note.

Typenex Co-Investments, LLC

On February 4, 2015, the Company sold a Convertible Note in the principal amount of $115,000 carrying a 10% original issuance discount (“OID”). The Convertible Note matures on January 4, 2016 and has an interest rate of 10% per annum. The note may be converted into common stock at an exercise price of $1.00 per share six months after the sale of the note. The Company can repay the note within the first six months at a penalty of 125% of principal amount. After six months, repayments can be made on an installment basis, either in cash (plus OID), or in shares of common stock. If installment payments are made in the form of common stock, the effective price for the stock issuance is at 70% of the average of the three lowest closing bid prices over a ten day look back period from the date the installment is due. The installments must be made on a monthly schedule if the lender does not convert at their option at the exercise price of $1.00 per share. At the funding date the Company issued 70,000 fixed price warrants at an exercise price of $1.00 per share with no price protection. The warrants were recorded at a value of $37,100 in additional paid-in capital (Note 9). The Company elected not to prepay the Typenex Co-Investment, LLC Convertible Note, and has made all installment payments in the form of cash totaling $84,563 from August to November 2015 comprising principal and interest.  Subsequent to the quarter end, the Company has paid off this Convertible Note in full (Note 13).

Iconic Holdings, LLC

On February 9, 2015, the Company sold a Convertible Note with a face value of $220,000, carrying a 10% original issuance discount. $90,750 was advanced to the Company on closing of the note. The Convertible Note matures on February 9, 2016 and has an interest rate on the principal balance of 10%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest average daily trading price from the 25 days prior to conversion or 10 cents, whichever is lower. The Note carries early payback penalties on principal repayment which are 115% from 1-60 days, 125% between 61 and 120 days, 130% between 121 and 180 days, and may not be paid back after 180 days without consent from the Holder. During August 2015, the Company prepaid the portion of the Convertible Note advanced in February 2015 in the principal amount of $90,750. On June 24, 2015 and June 29, 2015, Iconic Holdings LLC, provided funding of $90,750 (two advances of $45,375) to the Company under the existing Convertible Note.  Subsequent to the quarter end, the Company has paid off this Convertible Note in full (Note 13).

Group 10 Holdings LLC

On March 30, 2015, the Company sold a Convertible Note for the principal amount of $92,000 with a 10% original issue discount. The Convertible Note matures on March 30, 2016 and has an interest rate of 12% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 55% of the average of the two lowest closing bid prices with a twenty day look back period as of the date a notice of conversion is given. The debenture may be paid back any time before maturity with a prepayment penalty of 123%. On October 6, 2015, the Company repaid this Convertible Note in full.

Vis Vires Group, Inc.

On April 15, 2015, the Company sold a Convertible Note for the principal amount of $69,000. The Convertible Note matures on January 6, 2016 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 58% of the average of the three lowest trading prices from previous ten trading days including the date notice is given. The note may be paid back any time before maturity with a prepayment penalty of 110% if paid back within the first 30 days, 115% if paid back between 31 and 60 days, 120% if paid between 61 and 90 days, 125% if paid between 91 and 120 days, 130% if paid between 121 and 150 days, and 135% if paid back between 151 and 180 days after which it cannot be repaid. On October 13, 2015, the Company repaid this note in full.

Adar Bays, LLC

On April 20, 2015, the Company sold a Convertible Note for the principal amount of $50,000. The Convertible Note matures on April 20, 2016 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the average of the three lowest trading prices from previous fifteen trading days. The Note may be paid back any time before maturity with a prepayment penalty of 140%. On October 20, 2015 the Company repaid this Note in full.

Auctus Private Equity Fund, LLC

On April 23, 2015, the Company sold a Convertible Note for the principal amount of $60,500. The convertible note matures on January 21, 2016 and has an interest rate of 10% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the average of the two lowest trading prices from previous twenty trading days. The note may be paid back any time before maturity with a prepayment penalty of 130%. On October 20, 2015 the Company repaid this note in full.

The following table summarizes the fair values by fiscal quarter for issued convertible variable notes and the inputs to determine fair value at commitment date and quarter end dates.

Accounting allocation of initial proceeds:	Second Quarter Fiscal 2015			Third Quarter Fiscal 2015		Fourth Quarter Fiscal 2015		First Quarter Fiscal 2016
Gross proceeds		$90,000			$430,750		$296,500		$90,750
Fair value of promissory notes		(137,071)			(656,507)		(363,604)		(171,990)
Fair value of equity warrant		-			(37,100)		-		-
Financing expense on the issuance of promissory notes		$47,071			$262,857		$67,104		$81,240

Key inputs to determine the fair value at the commitment date:
Stock price		$0.40-1.20			$0.50-0.70		$0.50-0.60		$0.60
Current exercise price		$0.40-0.60			$0.20-1.00		$0.30		$0.20
Time to expiration – days		389-436			181-365		250-366		225-230
Risk free interest rate		.1-.11%			.14-.26%		.09-.27%		.30-.27%
Estimated volatility		150%			150%		150%		150%
Dividend		-			-		-		-
Key inputs to determine the fair value at May 31, 2015:
Stock price	$	N/A			$0.50		$0.60	$	N/A
Current exercise price	$	N/A			$0.30-1.00		$0.30	$	N/A
Time to expiration – days		N/A			115-346		212-325		N/A
Risk free interest rate		N/A	%		.07-.22%		.06-.26%		N/A
Estimated volatility		N/A	%		150%		150%		N/A %
Dividend		N/A			N/A		N/A		N/A
Key inputs to determine the fair value at November 30, 2015:
Stock price	$	N/A		$	N/A	$	N/A		$0.30
Current exercise price	$	N/A		$	N/A	$	N/A		$0.17
Time to expiration – days		N/A			N/A		N/A		71
Risk free interest rate		N/A	%		N/A %		N/A %		.22%
Estimated volatility		N/A	%		N/A %		N/A %		107%
Dividend		N/A			N/A		N/A		NA

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $100 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series A Warrant) at an exercise price of $1.50; and, (iii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series B Warrant) at an exercise price of $2.00. The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private investor (Note 5).

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

As some of the instruments are considered derivatives and the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a financing expense on issuance of derivative instruments for accounting purposes and reported on the Company’s consolidated statements of operations and comprehensive loss below the operating loss as an “other expense”.

The following table summarizes the fair values of Convertible Debentures with Series A and B Warrants and the respective inputs to determine fair values at the commitment date and the quarter end dates.

Accounting allocation of initial proceeds:	January 29, 2014		February 27, 2014		April 1, 2014
Gross proceeds		$395,000		$305,000		$469,000
Fair value of the convertible promissory notes		(320,787)		(247,696)		(665,511)
Derivative warrant liability fair value – Series A (Note 10)		(161,950)		(125,050)		(776,664)
Financing expense on the issuance of instruments		$87,737		$67,746		$973,175

Key inputs to determine the fair value at the commitment date:
Stock price		$0.50		$0.50		$1.80
Current exercise price – promissory notes		$1.00		$1.00		$1.00
Current exercise price – Series A warrants		$1.50		$1.50		$1.50
Time to expiration – days (promissory notes)		732		731		731
Time to expiration – days (warrants)		1,826		1,826		1,826
Risk free interest rate (promissory notes)		.32%		.32%		.32%
Risk free interest rate (warrants)		1.52%		1.51%		1.74%
Estimated volatility		150%		150%		150%
Dividend		N/A		N/A		N/A
Market interest rate for the Company		18%		18%		18%

Key inputs to determine the fair value of the promissory notes at May 31, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		243		272		306
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A
Key inputs to determine the fair value of the promissory notes at November 30, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		62		90		123
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A

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

On June 27, 2014, the Company authorized and issued two separate issues of 125 Units. This total authorized and issuance of 250 Units, at a value of $250,000, was to two independent accredited investors in exchange for $150,000 in cash and release of $90,777 (Canadian $100,000) in the loan originated on January 7, 2014 as described in Note 5. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share with a price protection clause on any conversion feature issued after the issuance date that matures on June 27, 2016; and (ii) a warrant entitling the holder thereof to purchase 166,667 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires on June 27, 2019.

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

Accounting allocation of initial proceeds:	Fourth Quarter Fiscal 2014			First Quarter Fiscal 2015			Second Quarter Fiscal 2015
Gross proceeds		$1,050,000			$250,000			$225,000
Fair value of the convertible debentures		(852,726)			(254,167)			(182,720)
Fair value of liability warrants		-			-			(152,951)
Fair value of equity warrants		(197,274)			-			-
Financing expense on the issuance of derivative instruments		$-			$4,167			$110,671

Key inputs to determine the fair value at the commitment date:
Stock price		$1.50-1.60			$2.00		$	N/A
Current exercise price		$1.50			$1.50		$	N/A
Time to expiration – days		731			731			N/A
Risk free interest rate		.37%			.45%			N/A	%
Estimated volatility		150%			150%			N/A	%
Dividend		-			-			-
Market interest rate for the Company		18%			18%			N/A	%
Key inputs to determine the fair value of the convertible debentures at May 31, 2015:
Stock price	$	N/A		$	N/A		$	N/A
Current exercise price	$	N/A		$	N/A		$	N/A
Time to expiration – days		328-365			393			460-515
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%
Key inputs to determine the fair value of the convertible debentures at November 30, 2015:
Stock price	$	N/A		$	N/A		$	N/A
Current exercise price	$	N/A		$	N/A		$	N/A
Time to expiration – days		145-182			210			277-332
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%

8. Common Stock

On September 3, 2014, and September 16, 2014, the Company issued 27,000 and 84,170 shares to JMJ Financial as a result of the settlement and conversion of the convertible note with a principal amount of $40,000 dated November 15, 2013 (Note 7).

On October 23, 2014, November 5, 2014 and November 20, 2014, the Company issued 45,000, 70,000 and 81,641 shares respectively to JMJ Financial as a result of the settlement and conversion of $40,000 of principal amount, representing a portion of the convertible note dated November 15, 2013 (Note 7).

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

On August 31, 2015 the Company issued 11,667 shares of common stock in the form of a cashless exercise with a previous allocation to equity of $37,100 in full settlement of warrants issued to Typenex (Note 7).

From April 9, 2014 through February 3, 2015, various holders of convertible preferred stock exercised their right to convert to common stock. A total of 936,000 shares of convertible preferred stock were converted into common stock (Note 9).

On September 15, 2015, the Company closed an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of $16,968,888, which was paid by the assumption of $975,388 in debt and the issuance of $15,993,500 worth of Yappn restricted common shares (32 Million shares at $0.50 per share). During the quarter, 12,998,682 shares were issued with obligations incurred to issue the remaining 18,988,318 shares when signed registration forms are all obtained by the Company. As at the filing date the 18,988,318 remain reserved but not issued (see Note 4).

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 7,592,667 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $1.00 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5, 2015, the Company filed a continuing registration statement in part to update to this S-1 filing, and subsequently filed an amendment to this filing (Note 13).

As part of the contractual rights of certain existing convertible debenture holders, the Company finalized its calculation of shares to be issued in association with the timing of filing its Registration Statement noted above. This resulted in a value of shares to be issued in the amount of $124,567. These shares have not been issued as of November 30, 2015.

9. Preferred Stock and Warrants

Series A Preferred Stock

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001.

The following table reflects the preferred stock activity for the year ended May 31, 2015 and the three and six month periods ended November 30, 2015:

Preferred Stock
Total – as of May 31, 2014	201,000
Conversion of preferred stock into common stock	(201,000)
Total – as of May 31, 2015 and November 30, 2015	-

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

Line of Credit Arrangement

Pursuant to the loan agreement and promissory note entered on April 7, 2014 (Note 6), the Company issued the lender warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

The following is a summary of warrants issued, exercised and expired through November 30, 2015:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	401,000	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	$0.54	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	771,000	-	-
Issued on June 7, 2013	165,000	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	395,000	$1.00	January 29, 2019
Issued Series B warrants on January 29, 2014	395,000	$2.00	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	469,000	$1.00	April 1, 2019
Issued Series B warrants on April 1, 2014	469,000	$2.00	April 1, 2019
Issued to Lender – Line of Credit	800,000	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014	33,333	$2.20	April 23, 2019
Issued Series C warrants on May 30, 2014	666,667	$2.20	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	4,786,000
Issued Series C warrants on June 27, 2014	166,667	$2.20	June 27, 2019
Issued Series C warrants on September 2, 2014	83,333	$2.20	September 2, 2019
Issued Series D warrants on October 6, 2014	33,333	$2.20	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	$2.20	October 27, 2019
Issued warrants – consultants	330,000	$1.50	May 30, 2019
Issued Warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	$1.00	February 4, 2020
Issued Warrants – consultant on May 31, 2015	5,000	$1.00	May 31, 2017
Issued Warrants – consultant on May 31, 2015	15,000	$1.50	May 31, 2017
Exercised and expired	-
Total – as of May 31, 2015	5,522,666
Issued warrants on September 28, 2015 – board of directors	300,000	$1.00	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	$1.00	April 7, 2019
Issued Warrants – consultant on November 5, 2015	100,000	$1.00	October 16, 2017
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	$1.00
Total – as of November 30, 2015	7,552,666

The outstanding warrants at November 30, 2015 and May 31, 2015 have a weighted average exercise price of approximately $1.31 and $1.42 respectively and have an approximate weighted average remaining life of 3.3 and 3.7 years, respectively.

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

The Company issued warrants to a consultant in the amount of 5,000 on May 31, 2015 at an exercise price of $1.00 and 15,000 also on May 31, 2015 with an exercise price of $1.50, both included in consulting expense and with expiry dates of May 31, 2017.

The Company issued 300,000 warrants on September 28, 2015 to new Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. These were expensed as stock based compensation.

The Company issued 1,700,000 warrants to the line of credit holder included in financing expense in contemplation of taking a pari passu security position and allowing Winterberry to act as collateral agent for the secured debenture financing. These warrants were issued November 5, 2015 have an exercise price of $1.00 with expiry date of April 7, 2019.

The Company issued warrants to a consultant in the amount of 100,000 included in financing expense on November 5, 2015 at an exercise price of $1.00 with expiry date of October 16, 2017.

The following table is a summary of those warrants that are reflected in equity as at November 30, 2015:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	401,000	$917,087
Issued warrants on May 31, 2013	370,000	543,530
Issued warrants on June 7, 2013	165,000	211,670
Issued warrants on November 15, 2013	12,000	3,744
Issued Series A warrants on January 29, 2014	395,000	397,895
Issued Series B warrants on January 29, 2014	395,000	-
Issued Series A warrants on February 27, 2014	305,000	224,135
Issued Series B warrants on February 27, 2014	305,000	-
Issued Series A warrants on April 1, 2014	469,000	234,969
Issued Series B warrants on April 1, 2014	469,000	-
Issued to Loan Agreement - Credit Line	800,000	1,495,200
Issued Series C warrants on April 23, 2014	33,333	9,395
Issued Series C warrants on May 30, 2014	666,667	187,574
Issued Series C warrants on June 27, 2014	166,667	-
Issued Series C warrants on September 2, 2014	83,333	38,584
Issued Series D warrants on October 6, 2014	33,333	15,567
Issued Series D warrants on October 27, 2014	33,333	15,667
Warrants issued to consultants	330,000	165,330
Issued warrants on May 31, 2015	20,000	3,960
Issued warrants on September 28, 2015	300,000	227,100
Issued warrants on November 5, 2015	1,700,000	519,520
Issued warrants on November 5, 2015	100,000	23,240
Total – as of November 30, 2015	7,552,666	$5,234,167

10. Warrant Liabilities

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

The following is a summary of the derivative warrant liability as at November 30, 2015 and May 31, 2015:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2013	771,000	$4,050,278
Warrants issued June 7, 2013	165,000	1,146,915
Warrants issued November 15, 2013	12,000	9,636
Series A warrants issued on January 29, 2014	395,000	161,950
Series A warrants issued on February 27, 2014	305,000	125,050
Series A warrants issued on April 1, 2014	469,000	776,664
Warrants reclassified to equity (price protection expiry)	(401,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Balance as of May 31, 2014	1,716,000	2,531,282
Warrants reclassified to equity (price protection expiry and authorized share limit increase Notes 8 and 9)	(1,716,000)	(1,851,090)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(680,192)
Balance as of May 31, 2015 and November 30, 2015	-	$-

For the six months ended November 30, 2015 and November 30, 2014, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $nil and $492,969 respectively within the Company’s consolidated statements of operations and comprehensive loss and is included under the caption “Change in fair value of derivative liabilities and convertible notes”.

11. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan. The Company completed its first grant of stock options immediately after the plan was approved. The Company completed a second grant of stock options on March 2, 2015. The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding (Granted all in Fiscal 2015)	1,804,500	$1.00
Exercised	-	-
Cancelled, forfeited or expired	110,000	-
Outstanding at November 30, 2015	1,694,500	$1.00
Options exercisable at November 30, 2015	1,071,167	$1.00
Fair value of options vested as at November 30, 2015	$907,200	-

On August 21, 2015, the Company amended its 2014 Stock Option Plan to increase the number of options available to 2,500,000.

As at November 30, 2015, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 3.1 years. It is expected the 623,333 unvested options will ultimately vest, and each has an exercise price of $1.00 per share and a weighted average remaining term of 2.0 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at November 30, 2015 and the option’s exercise price, for all options that are in the money. This value was $nil as at November 30, 2015.

As at November 30, 2015, there is $426,756 of unearned stock based compensation cost related to stock options granted that have not yet vested (623,333 options). This cost is expected to be recognized over a remaining weighted average period of 0.4 years.

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

12. Related Party Balances and Transactions

On March 28, 2013, the Company purchased the Yappn assets from Intertainment Media, Inc. in consideration for 7,000,000 shares of common stock for a controlling 70 percent interest (as of that date, 52.1% as at November 30, 2015, 32% once remaining shares are issued from acquisition of Ortsbo IP) in the Company. At that time, The Chief Executive Officer and director of the Company was David Lucatch, who is also the Chief Executive Officer and director of Intertainment Media, Inc. and Herb Willer was a director of both the Company and Intertainment Media, Inc.

On March 28, 2013, as part of the assets purchased, the Company also assumed a technology services agreement with Ortsbo Inc. (“Ortsbo”), a wholly-owned subsidiary of Intertainment Media, Inc. Mr. Lucatch is also the president and a member of the Board of Directors of Ortsbo, Inc. Mr. Lucatch is also a member of the Board of Directors of Ortsbo USA, Inc. The service agreement requires the Company to pay cost plus thirty percent (30%) for actual cost incurred by Ortsbo in providing technology services. Upon closing of the acquisition of Ortsbo Intellectual property on September 15, 2015, the service agreement was terminated.

On October 23, 2013, the Company and Ortsbo, entered into an amendment to the Services Agreement dated March 28, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 166,667 shares of restricted common stock of the Company. The shares of common stock were valued at the market price on the date of the agreement for a value of $133,333. On April 28, 2014, the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 1,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and as Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at $nil on the consolidated balance sheet. As of November 30, 2015, Ortsbo holds 1,500,000 restricted shares of common stock of the Company.

Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost.

On September 15, 2015, the Company closed an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the quarter from the share issuance obligations from the purchase of the Ortsbo intellectual property assets 12,998,682 shares were issued comprising 8,312,500 to Ortsbo Inc. and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued at November 30, 2015 comprising 17,687,500 to Winterberry and 1,300,818 to a former holder of Ortsbo stock. As of the filing date, these aforementioned shares remain to be issued. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of Intellectual property from Ortsbo was $16,968,888. This transaction was completed on September 15, 2015. Due to the common control of Ortsbo Inc. and Yappn Corp the value of the Intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015. (Note 4).

For the three and six month period ended November 30, 2015, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $83,646 for both periods($164,263 and $590,016 – three and six months ending November 30, 2014). As of November 30, 2015 the related party liability balance totaled $93,698 ($468,766 – May 31, 2015).

13. Subsequent Events

Registration Statement

On December 2, 2015, the Company filed an amendment to the Registration Statement on Form S-1 originally filed on October 5, 2015 which is a continuation of the registration statement (File No. 333-199569) (the “Registration Statement”) of Yappn Corp. filed on October 24, 2014, amended on November 7, 2014 and declared effective on November 17, 2014.

The original Registration Statement covered the resale of up to 7,618,334 shares of the Company’s common stock (given the effect of the ten for one reverse split). The filing covers the same offering as the prior Registration Statement but includes holders of additional warrants from the same Offering (included in the list of Selling Shareholders) which were not included in the original Registration Statement. While the total number of shares of common stock registered in the Registration Statement, given effect to the reverse stock split, equals the total number of shares of common stock in the prior Registration Statement, the continuing Registration Statement includes additional securities of the same class in an amount that is greater than 20 percent of the maximum aggregate offering price for such class of securities (specifically the Warrants) and exceeds the amount permitted for a Post-Effective Amendment pursuant to Rule 462(b) of the Securities Act of 1933. In addition, the Continuing Registration statement was filed to provide more recent financial statements. As of the date herein, the continuing Registration Statement has not been declared effective.

Typenex

Subsequent to quarter end, the Company made two instalment payments totaling $38,333 against the outstanding principal plus accrued interest to complete the repayment schedule and extinguish the debt in full (Note 7).

Iconic Holdings

Subsequent to quarter end, the Company repaid principal values totaling $90,750 against the outstanding principal plus accrued interest and prepayment penalties to extinguish the debt in full (Note 7).

Convertible Secured Debenture Financing

On December 30, 2015, the Company completed a secured debt and warrant financing of $2,086,000 through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 implements and having an exercise price of $0.01 per share. The units were sold at $1.00 per unit. This closing includes conversion of $1,201,000 in short term loans advanced during the quarter prior to the closing of this secured debenture.

In addition, the holders of the Secured Debentures (see Note 6) have agreed to consent to the offering above, extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and are provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to Company.

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

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc. (“IMI”), a corporation organized under the laws of Canada, for 7,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, us, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”).  Mr. David Lucatch, our prior Chief Executive Officer and a current director, is the Chief Executive Officer of IMI.  IMI, as a result of this transaction has a controlling interest in our company.  Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”).  Ortsbo is the owner of certain multi-language real time translation intellectual property that we believe is a significant component of the Yappn business opportunity. On July 6, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo (see below).

Immediately following the Asset Purchase, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, we transferred all of our pre-Asset Purchase assets and liabilities (consisting of our former business of import consumer electronics, home appliances and plastic house wares) to our wholly owned subsidiary, Plesk Holdings, Inc., a Delaware corporation. Thereafter, pursuant to a stock purchase agreement, we transferred all of the outstanding capital stock of Plesk Holdings, Inc. to certain of our former shareholders in exchange for cancellation of an aggregate of 11,250,000 shares of our common stock held by such persons.

On July 15, 2015, after the approval of the Board of Directors of each company, Intertainment Media and Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo.

The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of $17 Million, which will be paid by the assumption of $1 Million in debt and the issuance of $16 Million worth of our restricted common shares (32 Million shares at $0.50 per share).

We received shareholder approval for the transaction on August 31, 2015 and conducted a special shareholders meeting. Intertainment Media received TSXV final approval on September 14, 2015 to proceed with the transaction. On September 14, 2015, the acquisition of Ortsbo Intellectual property by Yappn was closed.

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

Continued expansion of our business rollout will likely require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We are in the early stage of commercialization, and management believes that we have insufficient revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. Our independent auditors have included an explanatory paragraph, in their audit report on our financial statements for the fiscal year ended May 31, 2015 regarding concerns about our ability to continue as a going concern. Footnote 2 to the Notes to this Form 10-Q Report also discusses concerns about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Digital Widget Factory

We have executed a three-year Master Services Agreement (MSA) and Statement of Work (SOW) with Digital Widget Factory to develop and manage a minimum of 200 multilingual Ecommerce sites which will include multilingual online marketing through traditional online services and social engagement. Expected first year revenues for the program are estimated to be up to $3,000,000 (although no assurances can be provided that such amounts will be achieved or profitability realized) with rapid expansion of sites planned for 2016 and 2017. Contract terms allowed for pre-paid fees in association with the project of a minimum of $700,000 plus ongoing professional fees and 40% net profit on the program for the term duration.

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

Revenues recognized in six month period ended November 30, 2015 from this program totaled $757,105, which were from ongoing development, programs. The Company billed its largest customer $624,160 for the three month period ended November 30, 2015, that has not been recorded as revenue in the Company’s financial statements. The Company has received acknowledgment and acceptance of the services performed during the three month period ended November 30, 2015, however due to the long period without payment, the Company has determined the revenue recognition criteria for the current quarter has not been met. The Company and the customer continue to work together in ways to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at November 30, 2015. With over 73% of the Internet surfing languages other than English, this program is designed to capture the foreign advertising market for content that is dominated in English speaking ad partners.

The Services Agreement

We acquired the rights to use technology and management and development support services under the Services Agreement, dated March 21, 2013, between Intertainment Media, Inc. (“IMI”), and IMI’s wholly owned Ortsbo subsidiaries. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”).  The Services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use.  Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below. Subsequently, on July 6, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. Upon the completion of the transaction on September 15, 2015 the amended Services Agreement was terminated.

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

On July 6, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of US $17 Million, which will be paid by the assumption of US $1 Million in debt and the issuance of US $16 Million worth of our restricted common shares (32 Million shares at US $0.50 per share). Upon the completion of the transaction on September 15, 2015 the amended Services Agreement was terminated.

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

On July 16, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. The purchased assets include US No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how (Proprietary lexicons and linguistic databases that integrate into our language services platform).

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

Legal Proceedings

None.

Registration Statement

We filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on October 24, 2014 (amended November 7, 2014) for up to 7,592,667 shares of our $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $1.00 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted securities was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5 , 2015, the Company filed a continuing registration statement in part to update to this S-1 filing and subsequent to the quarter end on December 2, 2015 filed an amendment to this S-1 filing, which is not, as of the date of this filing, been declared effective (See note 13 of the financial statements).

RESULTS OF OPERATIONS

Three months ended November 30, 2015 and November 30, 2014

Revenues

We are in the process of commercialization of our multi-language e-commerce and marketing businesses.  We had revenues of $52,222 and $77,975 for the three months ended November 30, 2015 and November 30, 2014, respectively. The Company billed its largest customer $624,160 for the three month period ended November 30, 2015, that has not been recorded as revenue in the Company’s financial statements. The Company has received acknowledgment and acceptance of the services performed during the three month period ended November 30, 2015, however due to the long period without payment, the Company has determined the revenue recognition criteria for the current quarter has not been met. The Company and the customer continue to work together in ways to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at November 30, 2015. Our management is focusing on developing and refining its technologies, and its relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters related to e-commerce.

Cost of revenue

We incurred costs of revenues of $8,464 and $206, for the three months ended November 30, 2015 and 2014, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $43,758 and $77,769, for the three months ended November 30, 2015 and 2014, respectively.

Total operating expenses

During the three months ended November 30, 2015 and 2014, our total operating expenses were $1,305,434 and $1,551,272, respectively.

For the three months ended November 30, 2015, the operating expenses consisted of marketing expense of $103,463, research and development expenses of $96,782, general and administrative expenses of $414,728, professional fees of $68,454, consulting fees of $101,075, amortization of $219,950, depreciation of $107 and stock based compensation of $300,875. For the comparable three months ended November 30, 2014 the operating expenses consisted of marketing expense of $608,291, research and development expenses of $175,755, general and administrative expenses of $399,857, professional fees of $62,360, consulting fees of $220,495, depreciation of $61 and stock based compensation of $84,453.

Our research and development costs are partially for fees to technology consultants from Intertainment Media and Ortsbo, in the prior year, with higher weighting on our own employees and third party consultants in the latter half of fiscal 2015. In the three months ended November 30, 2015 there were no research and development costs from Intertainment Media and Ortsbo. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

Marketing expenses include costs incurred for public relations, and promotional events and related activities. In the prior fiscal year, there was a significant launch event in regard to our FotoYapp application early in our second quarter. A similar event did not incur in the three months ended November 30, 2015, which is the primary reason for the decrease in marketing expenses for the three months ended November 30, 2015.

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, and general office needs. These costs have remained relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct employee engagements over the comparative period, while certain other costs have been reduced. Upon further significant increases in revenue, management will continue to hire, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Professional fees were incurred primarily for use of legal counsel related to financing arrangements for convertible promissory notes and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs and were relatively consistent period over period.

Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide investor relations services, strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services in the prior period were paid with shares of common stock. Consultants were used approximately to the same extent in the three months ended November 30, 2015 as in the three months ended November 30, 2014. Although consultants are more expensive on a per hour basis, the effort required for some consultants would not support a full time engagement, but overall more services for the Company were required.

Amortization for the three month period ended November 30, 2015 relates to technology acquired from Ortsbo on September 15, 2015. The technology is amortized over 5 years. There is no amortization recorded in the prior period as the acquisition only relates to fiscal 2016.

Stock based compensation during the three months ended November 30, 2015 relates to our two previous grants of stock options. Stock based compensation is recorded using the binomial lattice model which provides a fair value based on assumptions determined to be appropriate by management. Stock based compensation is recorded over the vesting period using a graded vesting schedule which results in a higher proportion of expense recorded earlier in the vesting term than later. The current period includes the vesting impact of two grants, whereas the prior period only included the first grant. Due to the higher weighting of expense recognition in earlier years the stock based compensation impact was greater in the prior period than the current period.

Total other income and expenses

Other (income) expenses totaled $793,983 and $(575,536) for the three months ended November 30, 2015 and November 30, 2014, respectively. The change of $1,369,520 is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into shares of our common stock or have provisions that provide an option to convert into shares of our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of shares of our common stock fluctuates.

During the three months ended November 30, 2015, total other expense consisted of interest expense of $194,402, financing expenses related to convertible debentures and derivative liabilities as well as Line of Credit warrants totaling $542,760, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(38,698), prepayment fees on variable Notes of $99,558 and other miscellaneous income of $(4,038).

During the three months ended November 30, 2014, total other income consisted of interest expense of $85,066, financing expenses related to convertible debentures, warrants and contractual obligations totaling $576,339, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(1,187,810) and other miscellaneous income of $(49,131).

The financing expenses related to the issuance of Line of Credit warrants for the three months ended November 30, 2015 and November 30, 2014 related primarily to the raising of convertible notes with exercise prices tied to a discount to market rates. For accounting purposes, since certain financial instruments had convertible provisions, they were treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  Based on our stock price on the date of issuance, which is the date the fair value exercise was completed, the initial financing expense was significant for the three months ended November 30, 2014. The financing expense associated with the capital raises were $542,760 and $576,339 for the three months ended November 30, 2015 and November 30, 2014, respectively. There were no dilutive financings raised in the period ending November 30, 2015 from convertible notes vs the comparative period in fiscal 2016 we primarily relied on secured debenture, bridge loans for financing during the three months ended November 30, 2015.

As of November 30, 2014, we adjusted the fair value of the derivatives instruments related to the sale of warrants and debentures previously issued. This reduction was based on both a slight increase in our share price as the market price of the common shares increased from a May 31, 2014 share price of $1.58 to a November 30, 2014 share price of $0.41 as well as an element due to elapsed time. There was a further reduction in fair values for the three months ended November 30, 2015 as the market price of the common shares declined from a May 31, 2015 share price of $0.60 to a November 30, 2015 share price of $0.30. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $38,698 for the three months ended November 30, 2015 in contrast to a larger gain of $1,187,810 for the three months ended November 30, 2014, a change of $(1,149,112).

Net loss and comprehensive loss

During the three months ended November 30, 2015 and 2014, we had net and comprehensive loss of $2,055,659 and $897,967 respectively.

Six Months ended November 30, 2015 and November 30, 2014

Revenues

We are in the process of commercialization of our multi-language platform. We had revenues of $810,381 and $77,975 for the six months ended November 30, 2015 and November 30, 2014, respectively. $757,105 of revenue for the six month period ended related to DWF professional services. The Company billed its largest customer $624,160 for the three month period ended November 30, 2015, that has not been recorded as revenue in the Company’s financial statements. The Company has received acknowledgment and acceptance of the services performed during the three month period ended November 30, 2015, however due to the long period without payment, the Company has determined the revenue recognition criteria for the current quarter has not been met. The Company and the customer continue to work together in ways to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at November 30, 2015. Comparative period revenues resulted from the startup of the professional services related to the DWF program. Our management is focusing on developing relationships with commercial partners and influencers, which has delayed revenue realization from e-commerce in recent quarters.

Cost of revenue

We incurred costs of revenue of $136,935 and $206, for the six months ended November 30, 2015 and 2014, respectively. These costs were directly attributable to the revenues generated in the comparative period and resulted in a gross profit of $673,446 and $77,769, for the six months ended November 30, 2015 and 2014, respectively.

Total operating expenses

During the six months ended November 30, 2015 and 2014, total operating expenses were $2,161,724 and $3,141,642, respectively.

For the six months ended November 30, 2015, the operating expenses consisted of marketing expense of $206,248, research and development expenses of $191,852, general and administrative expenses of $766,861, professional fees of $160,023, consulting fees of $203,075, amortization of $219,950, depreciation of $198 and stock based compensation of $413,517. For the comparable six months ended November 30, 2014, total operating expenses were $3,141,642.  The operating expenses consisted of marketing expenses of $891,724, research and development expenses of $496,732, general and administrative expenses of $720,033, professional fees of $99,237, consulting fees of $324,995, depreciation of $119 and stock based compensation of $608,802.

Our research and development costs are partially for fees to technology consultants from Intertainment Media and Ortsbo, in the prior year, with higher weighting on our own employees and third party consultants in the latter half of fiscal 2015. In the six months ended November 30, 2015 there were no research and development costs from Intertainment Media and Ortsbo. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses include executive and office salaries, administrative services for accounting and finance, and general office needs. These costs have remained relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Management has made some direct employee engagements over the comparative period, while certain other costs have been reduced. Upon further significant increases in revenue, management will continue to hire, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Total other income and expenses

Other (income) expenses totaled $400,733 and $(1,438,975), for the six months ended November 30, 2015 and November 30, 2014, respectively. The change of $1,839,708 is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into our common stock or have provisions that provide an option to convert into our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of our common stock fluctuates.

During the six months ended November 30, 2015, total other expense consisted of interest expense of $348,387, financing expenses related to convertible debentures, and expense warrants issued to line of credit holders and consultants totaling $632,250, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(840,337), prepayment fees on variable notes of $276,790 and other miscellaneous income of $(16,357).

During the six months ended November 30, 2014, total other income consisted of interest expense of $148,966, financing expenses related to convertible debentures, and warrants that were considered derivative liabilities totaling $580,506, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(2,132,875), prepayment fees on variable notes of $40,984 and other miscellaneous income of $(35,572).

During the six month period ended November 30, 2015 and year ended May 31, 2015, we raised $1,447,069 and $2,742,263, respectively, in net cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises and prior obligations were $632,250 and $580,506 for the six month period ended November 30, 2015 and November 30, 2014, respectively. There was no financing raised in the six months ending November 30, 2015 from convertible notes vs. the comparative period, instead we made more use of secured debenture finance and bridge loans.

For the six month period ended November 30, 2015, the gain from fair value adjustment largely relates to the passage of time where value naturally erodes, as well as the moderate decreases in our stock price. In the comparative period, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $840,337 for the six month period ended November 30, 2015 in contrast to a larger gain of $2,132,875 for the six month period ended November 30, 2014, a change of $1,292,538

Net and comprehensive loss

During the six months ended November 30, 2015 and 2014, we had net and comprehensive loss of $1,889,011 and 1,624,898 respectively.

Liquidity and Capital Resources

As of November 30, 2015, we had a cash balance of $93,710, which is an increase of $74,214 from the ending cash balance of $19,496 as of May 31, 2015. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued secured debentures, short term notes, and convertible debt instruments for gross cash receipts of $1,447,069 and $2,742,263 for the six months ended November 30, 2015 and the year ended May 31, 2015, respectively.

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

On July 6, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of $17 Million, which will be paid by the assumption of $1 Million in debt and the issuance of $16 Million worth of Yappn restricted common shares (32 Million shares at $0.50 per share).

On July 7, 2015, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate a 10:1 Reverse Stock Split (“Reverse Stock Split”).  Under this Reverse Stock Split each 10 shares of our Common Stock were automatically converted into 1 share of Common Stock.  To avoid the issuance of fractional shares of Common Stock, we issued an additional share to all holders of fractional shares. FINRA declared our company’s 1-for-10 reverse stock split ex-dividend date effective as of October 2, 2015.

On July 15, 2015, we completed a secured debt financing of $4.5 Million of 12% Secured Debentures. The Secured Debentures have a maturity date of December 31, 2015 but may be accelerated under certain conditions. $2.0 million of the $4.5 Million secured debt financing includes conversion of previously existing debt of the Company as well as assumption of debt on close at September 15, 2015 of the acquisition of Ortsbo IP. Subsequent to the end of the second fiscal quarter, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to our company.

The Company received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015 as described in Note 5. $1,075,000 of the $4.5 million financing is conversion of a portion of our existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, we closed the acquisition of intellectual property from Ortsbo Inc., and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at November 30, was $4,550,388.

Going Concern Consideration

We incurred net losses and comprehensive losses resulting in a deficit of $16,651,863 through November 30, 2015. At November 30, 2015, we had total liabilities totaling $9,953,116 and a working capital deficit of $8,340,433. These factors raise substantial doubt as to our ability to continue as a going concern.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms.  We are in the development stage, and have insufficient revenues to cover our operating costs. As such, we have incurred an operating loss since inception. Our ability to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until we are able to engage in profitable business operations. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of November 30, 2015 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the three and six months ended November 30, 2015, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 30, 2015, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2015, the Company issued 11,667 shares of common stock, valued at $37,100 on exercise of warrants.

On September 15, 2015, the Company finalized its purchase of Intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the quarter, 12,998,682 shares were issued and valued at $1,806,608 leaving 18,988,318 shares to be issued at November 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three and six month period ended November 30, 2015.

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

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
2.2	Asset Purchase Agreement between the Company, Ortsbo Inc., Intertainment Media, Inc., and Winterberry Investments Inc. dated July 6, 2015 (17)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
3.4	Amended Certificate of Incorporation filed on December 31, 2014 (18)
3.5	Amended Certificate of Incorporation filed on September 9, 2015 (18)
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)

Exhibit No.	Description

10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (14)
10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014. (16)
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014. (16)
10.37	Form of 12% Secured Debentures(17)
10.38	Form of Security Agreement, dated July 15, 2015 (17).
10.39	Yappn Corp 2014 Stock Option Plan Amendment One (18)
10.40	Form of 12% Secured Debenture (19)
10.41	Form of Common Stock Purchase Warrant (19)
14.1	Code of Ethics and Conduct (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

(15) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.

(16)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

(17)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.

(18)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 15, 2015.

(19)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016.

*   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January 2016.

YAPPN CORP.

By:	/s/ Neil Stiles
Neil Stiles
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

