Form 10-Q
period 2016-02-29
YAPPN CORP.
filed 2016-04-14
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 29, 2016

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

There were 26,433,163 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of April 14, 2016.

Transitional Small Business Disclosure Format Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3
	Interim Condensed Consolidated Balance Sheets as of February 29, 2016 (unaudited) and May 31, 2015	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 29, 2016 and February 28, 2015 (unaudited)	5
	Interim Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended February 29, 2016 (unaudited) and year end May 31, 2015	6
	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015 (unaudited)	7
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
SIGNATURES		45

PART I

Item 1.

Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of February 29, 2016	(audited) As of May 31, 2015
Assets
Current assets:
Cash		$16,623	$19,496
Accounts receivable	3	1,431,489	1,444,009
Subscription receivable	8	46,000	-
Prepaid expenses		65,609	6,068
Total current assets		1,559,721	1,469,573

Equipment, net		1,349	1,250
Intangible assets	4	4,953,105	-
Total Assets		$6,514,175	$1,470,823

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$472,820	$340,041
Accrued expenses		1,241,162	543,535
Accrued development and related expenses - related party	13	66,787	468,766
Short term loans	5	376,639	791,928
Line of credit	6	-	2,167,025
Deferred revenue		-	12,500
Convertible promissory notes and debentures	7	2,495,841	3,477,825
Total current liabilities		4,653,249	7,801,620

Other liabilities:
Long term secured debentures	6	4,550,388	-
Convertible secured debentures	8	69,687	-
Convertible promissory notes and debentures	7	-	312,486
Total Liabilities		9,273,324	8,114,106

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	10	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized 26,433,163 issued and outstanding (May 31, 2015 – 13,422,814)	9	14,735	13,423
Common stock, par value $.0001 per share, 19,087,662 shares subscribed not issued (May 31, 2015 – 99,344)	9	2,763,638	124,567
Additional paid-in capital		12,893,924	7,981,579
Deficit		(18,431,446)	(14,762,852)
Total Stockholders' Deficit		(2,759,149)	(6,643,283)
Total Liabilities And Stockholders' Deficit		$6,514,175	$1,470,823

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS (Unaudited)

		Three Months Ended February 29/28		Nine Months Ended February 29/28
	Note	2016	2015	2016	2015

Revenues	3	$101,537	$528,846	$911,918	$606,821

Cost of revenue		9,134	140,183	146,068	140,389

Gross profit		92,403	388,663	765,850	466,432

Operating expenses:
Marketing	13	26,152	104,383	224,900	996,107
Research and development expenses	13	109,203	100,759	301,168	597,490
General and administrative expenses	13	497,826	300,435	1,272,484	1,020,468
Professional fees		241,025	74,282	401,048	173,520
Consulting		92,590	199,064	295,665	524,059
Depreciation		102	57	300	176
Amortization		263,940	-	483,890	-
Stock based compensation	12	64,772	70,378	478,289	679,179
Total operating expenses		1,295,610	849,358	3,457,744	3,990,999

Loss from operations		(1,203,207)	(460,695)	(2,691,894)	(3,524,567)

Other (income) expense:
Interest expense		268,222	105,007	616,609	253,973
Financing expense on issuance of convertible notes and common stock		-	362,069	632,250	942,574
Change in fair value of derivative liabilities and convertible notes		289,881	485,051	(550,456)	(1,647,824)
Prepayment fees on variable notes		29,350	10,000	306,140	50,984
Miscellaneous income		(11,077)	(67,224)	(27,843)	(143,780)
Total other (income) expense		576,376	894,903	976,700	(544,073)

Net loss before taxes		(1,779,583)	(1,355,598)	(3,668,594)	(2,980,494)

Provision for income taxes		-	-	-	-

Net loss and comprehensive loss		$(1,779,583)	$(1,355,598)	$(3,668,594)	$(2,980,494)

Net loss per weighted-average shares of common stock - basic		$(0.07)	$(0.10)	$(0.19)	$(0.23)

Net loss per weighted-average shares of common stock - diluted		$(0.07)	$(0.10)	$(0.19)	$(0.23)

Weighted-average number of shares of common stock issued and outstanding - basic		26,433,163	13,105,881	19,269,659	12,825,886

Weighted-average number of shares of common stock issued and outstanding - diluted		26,433,163	13,105,881	19,269,659	12,825,886

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the nine months ended February, 29 2016 and year ended May 31, 2015

	Common				Preferred
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2014	12,585,579	12,586	-	-	201,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	-	-	1,851,089	-	1,851,089
Issuance of warrants classified as equity	-	-	-	-	-	-	41,060	-	41,060
Stock options issued	-	-	-	-	-	-	982,624	-	982,624
Stock to be issued under prior obligations	-	-	99,344	124,567	-	-	-	-	124,567
Beneficial conversion feature	-	-	-	-	-	-	622,636	-	622,636
Stock issued to consultants and vendors	329,000	329	-	-	-	-	307,638	-	307,967
Issuance of common stock on conversion of Series A Preferred stock	201,000	201	-	-	(201,000)	(201)	-	-	-
Issuance of common stock on conversion of convertible debt	307,235	307	-	-	-	-	105,510	-	105,817
Net loss for the year ended May 31, 2015	-	-	-	-	-	-	-	(4,624,744)	(4,624,744)

Balance - May 31, 2015	13,422,814	13,423	99,344	124,567	-	-	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	-		478,289	-	478,289
Stock issued on exercise of warrants	11,667	12	-	-	-	-	(12)	-	-
Issuance of Common Stock for purchase technology	12,998,682	1,300	-	-	-	-	1,805,308	-	1,806,608
Stock to be Issued for purchase of technology	-	-	18,988,318	2,639,071	-	-	-	-	2,639,071
Issuance of warrants classified as equity	-	-	-	-	-	-	542,760	-	542,760
Warrants associated with a secured convertible debenture	-	-	-	-	-	-	1,616,630		1,616,630
Beneficial conversion feature	-	-	-	-	-	-	469,370		469,370
Net loss for the nine months ended February 29, 2016	-	-	-	-	-	-	-	(3,668,594)	(3,668,594)
Balance - February 29, 2016	26,433,163	14,735	19,087,662	2,763,638	-	-	12,893,924	(18,431,446)	(2,759,149)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended February 29/28
	2016	2015
Cash Flows From Operating Activities:
Net and comprehensive loss	$(3,668,594)	$(2,980,494)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	300	176
Amortization	483,890	-
Stock based compensation	478,289	679,179
Change in fair value of derivative liabilities and convertible notes	(550,456)	(1,647,824)
Financing expense on issuance of convertible promissory notes, and common stock	632,250	942,574
Stock issuance for consulting services and licensing rights	-	175,000
Changes in operating assets and liabilities:
Accounts receivable	12,520	(601,821)
Prepaid expenses	(59,541)	(23,010)
Accounts payable and accrued liabilities	830,406	346,550
Accrued development and related expenses - related party	(401,979)	115,527
Deferred revenue	(12,500)	-
Net Cash Used in Operating Activities	(2,255,415)	(2,994,143)

Cash Flows From Investing Activities:
Expenditures on patents	(15,927)	-
Capital expenditures	(377)	(1,593)
Net Cash Used in Investing Activities	(16,304)	(1,593)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	90,750	840,339
(Repayments)/proceeds from line of credit, net	(1,092,025)	1,475,000
Proceeds from secured debentures	2,096,653	-
Proceeds from secured convertible debentures	2,040,000	-
Repayments of short term loans	(151,791)	(358,678)
Proceeds from short term loans	168,823	264,607
Repayment of convertible promissory notes and debentures	(883,564)	(204,093)
Net Cash Provided by Financing Activities	2,268,846	2,017,175

Net decrease in cash	(2,873)	(978,561)
Cash, beginning of period	19,496	988,692
Cash, end of period	$16,623	$10,131

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued for consulting services	$-	$175,000
Common stock issued on exercise of warrants	$37,100	$-
Common stock to be issued for consulting and other obligations	$-	$124,567
Common stock issuance from conversions of convertible debt	$-	$105,817
Reclassification of derivative liabilities to additional paid in capital	$-	$1,653,222
Conversion of short term loan and line of credit into secured debentures	$419,305	$100,000
Common stock issued for acquisition of technology	$1,806,608	$-
Common stock to be issued for acquisition of technology	$2,639,071	$-
Cash paid for interest during the nine month period	$67,941	$127,626

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

Notes to Interim Condensed Consolidated Financial Statements

February 29, 2016

(Unaudited)

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 7,000,000 shares of common stock of the Company. As a result of this exchange, Intertainment Media Inc. acquired, at that time, a seventy percent (70%) ownership of the Company. On September 15, 2015, the Company closed the acquisition of Ortsbo Inc.’s intellectual property. As a result of the acquisition, Intertainment Media Inc.’s ownership was reduced to 37%. The accompanying interim condensed consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements (“interim financial statements”) of the Company as of February 29, 2016, and for the three and nine month periods ended February 29, 2016 and February 28, 2015, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 29, 2016, and the results of its operations and its cash flows for the three and nine month periods ended February 29, 2016 and February 28, 2015. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2016. The accompanying interim financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2015 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

Principles of Consolidation

The interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Yappn Acquisition Corp. and Yappn Canada, Inc. All inter-company balances and transactions have been eliminated on consolidation.

Intangible Assets

Intangible assets consist of acquired technology, and patents, acquired from a related party and are accordingly recorded at the cost as recorded in the records of the related party (Note 4). The Company amortizes acquired technology over its estimated useful life considered to be 5 years, on a straight-line basis. Patents are amortized commencing at the receipt of approval of the patents or acquisition of patents. Should the patent process be unsuccessful, the entire amount relating to the patent is expensed in the period this is determined. The Company continually evaluates the remaining estimated useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

2. Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $18,431,446 through February 29, 2016.

As of February 29, 2016, the Company had a working capital deficit of $3,093,528. During the nine months ended February 29, 2016, net cash used in operating activities was $2,255,415. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the nine months ended February 29, 2016, the Company raised $2,268,846 through various financial instruments, net of repayments.

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

3. Concentration of Credit Risk

All of the Company’s revenues are attributed to a small number of customers. One customer comprises 100% of the accounts receivable as at February 29, 2016 and 55% and 89% of the revenue recorded for the three and nine months ended February 29, 2016. The Company billed its largest customer $233,860 and $1,615,125 for the three month and nine month period ended February 29, 2016, $178,432 and $802,592 has not been recorded as accounts receivable or revenue in the Company’s financial statements as, due to the long period without payment, the Company has determined the revenue recognition criteria starting at the beginning of the Company’s second quarter has not been met. The Company and the customer continue to work together in ways to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at February 29, 2016.

Effective February 29, 2016, Digital Widget Factory (Belize) (“DWF”) sold the technology platform, partially developed by Yappn in conjunction with DWF’s principals, to Intelligent Content Enterprises (“ICE”) in exchange for shares of ICE. As part of the transaction, DWF has ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE. The Company is in final negotiations with DWF and anticipates executing on a final promissory note from DWF, for the value of the billings of $2,125,000 million (of which $1,431,489 is currently recorded as a receivable). The promissory note is to be secured by DWF’s ICE stock holdings in the amount of 4,250,000 shares, which at the current market value of ICE shares, significantly exceeds to the value of the promissory note.

4. Acquisition of Intellectual Property (and Reverse Split)

On September 15, 2015, the Company finalized its purchase of Intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the second quarter of fiscal 2016 from the share issuance obligations from the purchase of the Ortsbo intellectual property assets 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued as of February 29, 2016. As of the filing date, these aforementioned shares remain to be issued. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of intellectual property from Ortsbo was $16,968,888, however, due to the common control of Ortsbo Inc. and the Company , the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015.

In connection with the terms of the Asset Purchase Agreement related to the purchase of intellectual property assets of Ortsbo, the Company committed to complete a share consolidation. On September 9, 2015, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 10 shares of common stock. This amendment was approved and filed with the Delaware Secretary of State on September 9, 2015. FINRA declared the Company’s 1-for-10 reverse stock split ex-dividend date effective as of October 2, 2015. The reverse stock split reduced the Company’s common stock outstanding from approximately 134,344,806 shares to approximately 13,434,481 shares. The effect of this reverse stock split has been reflected in these interim financial statements.

5. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $240,000) with a private investor. The Company previously converted a portion of a previous loan from this lender (Canadian $350,000), from a prior fiscal year, into a convertible debenture. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $118,454 (Canadian $160,280) in fiscal 2015 and $8,446 during the nine months period ended February 29, 2016 (Canadian $13,405). As at February 29, 2016, the loan had a value of $130,304 ($176,315 Canadian).

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,056 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $100 par value, convertible into shares of the Company’s common stock and 166,667 issuable shares of common stock (Series C warrants) at a purchase price of $2.20 per share (Note 7). As at February 29, 2016 an amount of $20,693 ($28,000 Canadian) remains outstanding.

On July 17, 2014, the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. During fiscal 2015 $90,145 (Canadian $105,000) was repaid on this note. The remaining balance was repaid during the nine months ended February 29, 2016.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014. As of February 29, 2016, the value of the remaining balance of the loan was $55,428 (Canadian $75,000).

On May 6, 2015, the Company borrowed $150,000 ($187,000 Canadian) in the form of a bridge loan from a private investor with a financing fee of $6,000 ($7,200 Canadian). This loan was paid back on June 30, 2015.

On May 11, 2015, the Company received $419,463 ($500,000 Canadian) from an intended subscriber for secured debentures, which closed on July 15, 2015. The Company treated this as a short term loan where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture (Note 6).

On June 19, 2015, the Company received $78,265 ($96,000 Canadian) from an intended subscriber for secured debentures, which closed on July 15, 2015. The Company treated this as a short term loan where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture (Note 6).

On July 10, 2015, the Company borrowed $250,000 in the form of a bridge loan from a private investor. This loan was paid back on July 16, 2015.

During the second quarter of fiscal 2016, the Company received $1,201,000 from intended subscribers of a secured debenture financing closed on December 30, 2015. The Company treated this as a short term loan where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the convertible debenture (Note 6).

During the third quarter of fiscal 2016, the Company received $175,000 ($120,000 from a director) from intended subscribers in anticipation of a second closing of the convertible secured debenture financing that closed on December 30, 2015. The Company is treating this as a short term loan where interest is accrued at 12% (same rate as the previously issued secured debenture).

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2014	$220,159	$257,152	$-	$477,311
Borrowing on July 17, 2014	-	-	100,915	100,915
Borrowing on July 23, 2014	-	-	50,234	50,234
Borrowing on August 4, 2014	-	-	93,458	93,458
Borrowings in August 2014 (multiple dates)	-	-	125,000	125,000
Borrowing on January 23, 2015	-	-	16,098	16,098
Borrowing on March 30, 2015			250,000	250,000
Borrowing on May 6, 2015	-	-	144,729	144,729
Borrowing on May 11, 2015	-	-	419,463	419,463
Total	-	-	1,199,897	1,199,897
Fair value adjustments	(21,589)	(1,356)	(21,893)	(44,838)
Repayments	(46,025)	(142,506)	(436,134)	(624,665)
Conversions	-	(90,777)	(125,000)	(215,777)
Fair value at May 31, 2015	$152,545	$22,513	$616,870	$791,928
Borrowing on June 19, 2015	-	-	78,265	78,265
Borrowing on July 10, 2015	-	-	250,000	250,000
Borrowing during the second quarter	-	-	1,201,000	1,201,000
Borrowing during the third quarter	-	-	175,000	175,000
Fair value adjustments	(13,795)	(1,820)	(29,388)	(45,003)
Conversions	-	-	(1,662,300)	(1,662,300)
Repayments	(8,446)	-	(403,805)	(412,251)
Fair value at February 29, 2016	$130,304	$20,693	$225,642	$376,639

6. Line of Credit Arrangement and Secured Debentures

On April 7, 2014, the Company finalized its line of credit arrangement whereby the Company can borrow up to $3,000,000 from a third party lender. The loan agreement is for an initial two year term subject to the lender’s right to demand repayment of the outstanding balance. It carries an interest rate of 12% per annum and a 1% draw down fee on each draw. Pursuant to the loan agreement, the Company issued the lender warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00. Upon the Company’s first draw down of $200,000 from the line of credit, 200,000 five year warrants vest. For each subsequent $100,000 the Company draws, 100,000 five year warrants will vest until the 800,000 warrants are vested. The Company’s shares of common stock that are issuable on the exercise of warrants were granted registration rights, allowing the shares to be sold. In addition, the Company entered into a general security agreement with the lender to which it granted the lender a first position security interest in all of its assets and in the event of default under the security agreement or the promissory note, the lender may foreclose on the assets of the Company.

During fiscal 2015, the Company borrowed $1,900,155 against the line of credit and repaid $533,130 resulting in a net additional amount drawn down against the line of credit of $1,367,025 and an outstanding obligation of $2,167,025 at May 31, 2015. During fiscal 2016, the Company borrowed $150,000 against the line of credit, repaid and released a total of $1,242,025 (immediately after conversion of $2 million into a secured debenture (see below)) and converted $1,075,000 to secured debentures. The outstanding obligation was $nil at February 29, 2016.

Yappn closed the first tranche in the amount of $4.5 million of secured debentures. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity was initially the earlier of the date proceeds are available from a public offering or December 31, 2015. During the third fiscal quarter, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to the Company. This financing is supported by Yappn's secured line of credit holders through their participation as described above. Yappn executed a non-binding letter of intent with Winterberry Investments Inc. ("Winterberry"), a private company led by Mr. David Berry, pursuant to which Winterberry will facilitate and manage the financing transaction as well as to advise on Yappn's future capital programs. The Company received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015 as described in Note 5. $2,000,000 of the $4.5 million financing is conversion of a portion of the Company’s existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, the Company closed the acquisition of intellectual property from Ortsbo, and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,338 that was immediately subscribed to the first tranche of secured debentures. The secured debentures balance as at February 29, 2016, was $4,550,388.

7. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company recorded these instruments as liabilities at fair value until the point in time when price protection clauses expired. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and where applicable has used the binominal lattice pricing model to calculate the fair value as of February 29, 2016, May 31, 2015, and the commitment dates.

The following is a summary of the convertible promissory notes and debentures as of February 29, 2016:

Principal amounts:	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Total Borrowings at May 31, 2014	$80,000	$2,219,000	$92,500	$2,391,500
Borrowing on June 27, 2014	-	250,000	-	250,000
Borrowing on September 2, 2014	-	125,000	-	125,000
Borrowing on September 3, 2014	50,000	-	-	50,000
Borrowing on October 6, 2014	-	50,000	-	50,000
Borrowing on October 22, 2014	40,000	-	-	40,000
Borrowing on October 27, 2014	-	50,000	-	50,000
Borrowing on December 24, 2014	-	-	75,000	75,000
Borrowing on December 24, 2014	-	-	100,000	100,000
Borrowing on December 29, 2014	-	-	50,000	50,000
Borrowing on February 4, 2015	-	-	115,000	115,000
Borrowing on February 9, 2015	-	-	90,750	90,750
Borrowing on March 30, 2015	-	-	92,000	92,000
Borrowing on April 15, 2015	-	-	69,000	69,000
Borrowing on April 20, 2015	-	-	50,000	50,000
Borrowing on April 23, 2015	-	-	60,500	60,500
Borrowing on April 23, 2015	-	-	25,000	25,000
Conversions	(80,000)	-	-	(80,000)
Repayments	(90,000)	-	(92,500)	(182,500)
Total Borrowings at May 31, 2015	-	2,694,000	727,250	3,421,250
Borrowings on June 24, 2015	-	-	45,375	45,375
Borrowings on June 29, 2015	-	-	45,375	45,375
Repayments	-	-	(818,000)	(818,000)
Total Borrowings at February 29, 2016	$-	$2,694,000	$-	$2,694,000

Convertible notes and debt at fair value at May 31, 2014	$142,189	$2,264,140	$100,846	$2,507,175
Convertible notes and debt at fair value at the commitment date, issued during 2015	137,071	436,887	1,020,110	1,594,068
Change in fair value (from commitment date)	(70,223)	(755,194)	858,573	33,156
Repayments (cash)	(103,220)	-	(135,051)	(238,271)
Conversions to common stock	(105,817)	-	-	(105,817)
Convertible notes and debt at fair value at May 31, 2015	-	1,945,833	1,844,478	3,790,311
Convertible notes and debt at fair value at the commitment date issued during 2016	-	-	171,990	171,990
Change in fair value	-	550,008	(1,132,904)	(582,896)
Repayments (cash)	-	-	(883,564)	(883,564)
Convertible notes and debt at fair value at February 29, 2016	$-	$2,495,841	$-	$2,495,841

Balance at May 31, 2015
Current	-	1,633,347	1,844,478	3,477,825
Long term	-	312,486	-	312,486
	$-	$1,945,833	$1,844,478	$3,790,311
Balance at February 29, 2016
Current	-	2,495,841	-	2,495,841
	$-	$2,495,841	$-	$2,495,841

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

Typenex Co-Investments, LLC

On February 4, 2015, the Company sold a Convertible Note in the principal amount of $115,000 carrying a 10% original issuance discount (“OID”). The Convertible Note matures on January 4, 2016 and has an interest rate of 10% per annum. The note may be converted into common stock at an exercise price of $1.00 per share six months after the sale of the note. The Company can repay the note within the first six months at a penalty of 125% of principal amount. After six months, repayments can be made on an installment basis, either in cash (plus OID), or in shares of common stock. If installment payments are made in the form of common stock, the effective price for the stock issuance is at 70% of the average of the three lowest closing bid prices over a ten day look back period from the date the installment is due. The installments must be made on a monthly schedule if the lender does not convert at their option at the exercise price of $1.00 per share. At the funding date the Company issued 70,000 fixed price warrants at an exercise price of $1.00 per share with no price protection. The warrants were recorded at a value of $37,100 in additional paid-in capital (Note 10). The Company elected not to prepay the Typenex Co-Investment, LLC Convertible Note, and made all installment payments in the form of cash totaling $123,383 from August to January 2016 comprising principal and interest. On January 5, 2016, the Company repaid this Convertible Note in full.

Iconic Holdings, LLC

On February 9, 2015, the Company sold a Convertible Note with a face value of $220,000, carrying a 10% original issuance discount. $90,750 was advanced to the Company on closing of the note. The Convertible Note matures on February 9, 2016 and has an interest rate on the principal balance of 10%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest average daily trading price from the 25 days prior to conversion or 10 cents, whichever is lower. The Note carries early payback penalties on principal repayment which are 115% from 1-60 days, 125% between 61 and 120 days, 130% between 121 and 180 days, and may not be paid back after 180 days without consent from the Holder. During August 2015, the Company prepaid the portion of the Convertible Note advanced in February 2015 in the principal amount of $90,750. On June 24, 2015 and June 29, 2015, Iconic Holdings LLC, provided funding of $90,750 (two advances of $45,375) to the Company under the existing Convertible Note.  On January 5, 2016, the Company repaid this Convertible Note in full.

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

Adar Bays, LLC

On April 20, 2015, the Company sold a Convertible Note for the principal amount of $50,000. The Convertible Note matures on April 20, 2016 and has an interest rate of 8% per annum. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the average of the three lowest trading prices from previous fifteen trading days. The Note may be paid back any time before maturity with a prepayment penalty of 140%. On October 20, 2015, the Company repaid this Note in full.

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

The convertible debentures due on January 29, and February 27, 2016 were not repaid or converted into common shares of the Company by the maturity dates. Non-repayment of the debentures triggered a penalty interest rate whereby the stated interest rate goes up to 16% from the original 6%. The Company management is diligently working with the debenture holders on amending terms. Certain debenture holders have agreed to accept an offer for additional investment and agreement to convert their debt into common shares and a repricing to previously issued warrants (Note 14).

The following table summarizes the fair values of Convertible Debentures with Series A and B Warrants and the respective inputs to determine fair values at the commitment date and the quarter end dates.

Accounting allocation of initial proceeds:	January 29, 2014		February 27, 2014		April 1, 2014
Gross proceeds		$395,000		$305,000		$469,000
Fair value of the convertible promissory notes		(320,787)		(247,696)		(665,511)
Derivative warrant liability fair value – Series A (Note 11)		(161,950)		(125,050)		(776,664)
Financing expense on the issuance of instruments		$87,737		$67,746		$973,175

Key inputs to determine the fair value at the commitment date:
Stock price		$0.50		$0.50		$1.80
Current exercise price – promissory notes		$1.00		$1.00		$1.00
Current exercise price – Series A warrants		$1.50		$1.50		$1.50
Time to expiration – days (promissory notes)		732		731		731
Time to expiration – days (warrants)		1,826		1,826		1,826
Risk free interest rate (promissory notes)		.32%		.32%		.32%
Risk free interest rate (warrants)		1.52%		1.51%		1.74%
Estimated volatility		150%		150%		150%
Dividend		N/A		N/A		N/A
Market interest rate for the Company		18%		18%		18%

Key inputs to determine the fair value of the promissory notes at May 31, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		243		272		306
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A
Key inputs to determine the fair value of the promissory notes at February 29, 2016:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		-		-		32
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A

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

On September 2, 2014, the Company authorized and issued three separate issues of 25, 75, and 25 Units. This total authorized and issuance of 125 Units, at a value of $125,000, was to three independent accredited investors in exchange for $125,000 in cash proceeds (Note 5). The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share with a price protection clause on any conversion feature issued after the issuance date that matures on September 2, 2016; and (ii) a warrant entitling the holder thereof to purchase 83,333 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires on September 2, 2019.

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

Due to the Company’s breach of the authorization limit of common stock on a diluted basis on August 14, 2014, the Company initially classified the above noted warrants issued since this date as financial liabilities, which would otherwise be recorded as equity instruments and classified as part of additional paid in capital. All derivatives other than stock options issuable into common stock were to be classified and accounted for as financial liabilities until the breach of the Company’s authorization limit of common stock on a diluted basis was rectified. On December 31, 2014 the Company increased its authorized share issuance limit to 400,000,000 which rectified the breach. The accounting impact of the August 14, 2014, breach only occurred under the earliest issue date sequencing approach at the date of the next issued applicable derivative, which was September 2, 2014. On December 31, 2014, all derivatives impacted by the Company’s breach of its authorized share limit were reclassified to equity from liabilities.

The following table summarizes the fair values of Convertible Debentures with Series C or Series D Warrants and the respective inputs to determine fair values at the commitment date and the quarter end dates.

Accounting allocation of initial proceeds:	Fourth Quarter Fiscal 2014			First Quarter Fiscal 2015			Second Quarter Fiscal 2015
Gross proceeds		$1,050,000			$250,000			$225,000
Fair value of the convertible debentures		(852,726)			(254,167)			(182,720)
Fair value of liability warrants		-			-			(152,951)
Fair value of equity warrants		(197,274)			-			-
Financing expense on the issuance of derivative instruments		$-			$4,167			$110,671

Key inputs to determine the fair value at the commitment date:
Stock price		$1.50-1.60			$2.00		$	N/A
Current exercise price		$1.50			$1.50		$	N/A
Time to expiration – days		731			731			N/A
Risk free interest rate		.37%			.45%			N/A	%
Estimated volatility		150%			150%			N/A	%
Dividend		-			-			-
Market interest rate for the Company		18%			18%			N/A	%
Key inputs to determine the fair value of the convertible debentures at May 31, 2015:
Stock price	$	N/A		$	N/A		$	N/A
Current exercise price	$	N/A		$	N/A		$	N/A
Time to expiration – days		328-365			393			460-515
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%
Key inputs to determine the fair value of the convertible debentures at February 29, 2016:
Stock price	$	N/A		$	N/A		$	N/A
Current exercise price	$	N/A		$	N/A		$	N/A
Time to expiration – days		54-91			119			186-241
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%

8. Convertible Secured Debentures

On December 30, 2015, the Company completed a secured debenture and warrant financing of $2,086,000 ($1,075,00 from directors of the Company) through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested immediately, 1/3 to be vested in one year and 1/3 to be vested in two years and having an exercise price of $0.01 per share. The units were sold at $1.00 per unit. This closing includes conversion of $1,201,000 in short term loans advanced during the quarter prior to the closing of this secured debenture. Additionally, this includes $46,000 that the Company is yet to receive in cash and is currently recorded as subscription receivable.

Values were allocated for this private placement between the debt, equity warrants, and the beneficial conversion feature. The valuation approach involved determining a fair value for the debt and warrants and then using the relative fair value method to allocate value to these components. Based on relative fair values, the present value method was used to determine the fair values of the debt and the binomial tree option pricing model was used to determine the fair value of the warrants. The value of the interest and principal payments of the debentures resulted in a value of $469,370 for the debentures and the binomial model resulted in a value for warrants for $1,616,630. The assumptions used for the binomial model are: Volatility 314%, expected life of five years, risk free interest rate of 1.80%, and dividend rate of 0%. Additionally, this convertible secured debenture instrument includes a beneficial conversion feature as the effective conversion price is less than the Company’s market price of common stock on the commitment date. The value of this beneficial conversion feature is $469,370. The resulting fair value of the debt is $nil, with $1,616,630 allocated to equity warrants and $469,370 to the beneficial conversion feature, both which are recorded as components of additional paid in capital.

The difference between the fair value and face value of the debentures is to be accreted up to face value over the term to maturity using the effective interest method. The carrying value of the debenture liability as at February 29, 2016 is $69,687, which is the amount of accretion recorded during the three month period ended February 29, 2016 included as change in fair value.

The following table summarizes the fair values of the components of the convertible secured debentures, including the debt, warrants, and the beneficial conversion feature.

Accounting allocation of initial proceeds:	December 30, 2015
Gross proceeds	$2,086,000
Fair value of the convertible secured debt	-
Fair value of equity warrants (Note 10)	(1,616,630)
Beneficial conversion feature	(469,370)

Convertible secured debt at fair value at the commitment date, issued during 2016	$-
Change in fair value (from commitment date)	69,687
Repayments (cash)	-
Convertible secured debenture at fair value at February 29, 2016	$69,687

9. Common Stock

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

From April 9, 2014 through February 3, 2015, various holders of convertible preferred stock exercised their right to convert to common stock. A total of 936,000 shares of convertible preferred stock were converted into common stock (Note 10).

On September 15, 2015, the Company closed an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of $16,968,888, which was paid by the assumption of $975,388 in debt and the issuance of $15,993,500 worth of Yappn restricted common shares (32 Million shares at $0.50 per share). During the second quarter, 12,998,682 shares were issued with obligations incurred to issue the remaining 18,988,318 shares when signed registration forms are all obtained by the Company. As at the filing date, the 18,988,318 remain reserved but not issued (Note 4).

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 7,592,667 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $1.00 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5, 2015, the Company filed a continuing registration statement in part to update to this S-1 filing, and subsequently filed an amendment to this filing.

As part of the contractual rights of certain existing convertible debenture holders, the Company finalized its calculation of shares to be issued in association with the timing of filing its Registration Statement noted above. This resulted in a value of shares to be issued in the amount of $124,567. These shares have not been issued as of February 29, 2016.

10. Preferred Stock and Warrants

Series A Preferred Stock

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001.

The following table reflects the preferred stock activity for the year ended May 31, 2015 and the three and nine month periods ended February 29, 2016:

Preferred Stock
Total – as of May 31, 2014	201,000
Conversion of preferred stock into common stock	(201,000)
Total – as of May 31, 2015 and February 29, 2016	-

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

Series A, B, C and D Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395 Series A and Series B warrants, 305 Series A and Series B warrants, and 469 Series A and Series B warrants, respectively, with unsecured 6% convertible promissory notes (Note 7), as part of the defined offered Unit under the subscription agreements on those respective dates. Each Series A warrant entitles the holder thereof to purchase 1,000 shares of common stock for a purchase price of $1.00 per share after the re-pricing of the instruments took place. Each Series B warrant entitles the holder thereof to purchase 1,000 shares of common stock for a purchase price of $2.20 per share.

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

The following is a summary of warrants issued, exercised and expired through February 29, 2016:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	401,000	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	$0.54	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	771,000	-	-
Issued on June 7, 2013	165,000	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	395,000	$1.00	January 29, 2019
Issued Series B warrants on January 29, 2014	395,000	$2.00	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	469,000	$1.00	April 1, 2019
Issued Series B warrants on April 1, 2014	469,000	$2.00	April 1, 2019
Issued to Lender – Line of Credit	800,000	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014	33,333	$2.20	April 23, 2019
Issued Series C warrants on May 30, 2014	666,667	$2.20	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	4,786,000
Issued Series C warrants on June 27, 2014	166,667	$2.20	June 27, 2019
Issued Series C warrants on September 2, 2014	83,333	$2.20	September 2, 2019
Issued Series D warrants on October 6, 2014	33,333	$2.20	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	$2.20	October 27, 2019
Issued warrants – consultants	330,000	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	$1.50	May 31, 2017
Exercised and expired	-
Total – as of May 31, 2015	5,522,666
Issued warrants on September 28, 2015 – board of directors	300,000	$1.00	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	$1.00	April 7, 2019
Issued warrants – consultant on November 5, 2015	100,000	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,860,000	$0.01	December 29, 2020
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	$1.00
Total – as of February 29, 2016	28,412,666

The outstanding warrants at February 29, 2016 and May 31, 2015 have a weighted average exercise price of approximately $0.35 and $1.42 respectively and have an approximate weighted average remaining life of 4.6 and 3.7 years, respectively.

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

On December 30, 2015, the Company issued 20,860,000 warrants with secured 12% convertible secured debentures (Note 8), as part of the subscription agreements. Each warrant entitles the holder thereof to purchase shares of common stock for a purchase price of $0.01 per share for up to a maximum of 10 shares for every $1 of subscription. These shares will vest in increments of 1/3 with the first 1/3 being vested on December 29, 2016, second increment of 1/3 on December 29, 2017, and last 1/3 on December 29, 2018.

The following table is a summary of those warrants that are reflected in equity as at February 29, 2016:

	Shares Issuable Under Warrants	Equity Value
Issued warrants on March 28, 2013	401,000	$917,087
Issued warrants on May 31, 2013	370,000	543,530
Issued warrants on June 7, 2013	165,000	211,670
Issued warrants on November 15, 2013	12,000	3,744
Issued Series A warrants on January 29, 2014	395,000	397,895
Issued Series B warrants on January 29, 2014	395,000	-
Issued Series A warrants on February 27, 2014	305,000	224,135
Issued Series B warrants on February 27, 2014	305,000	-
Issued Series A warrants on April 1, 2014	469,000	234,969
Issued Series B warrants on April 1, 2014	469,000	-
Issued to Loan Agreement - Credit Line	800,000	1,495,200
Issued Series C warrants on April 23, 2014	33,333	9,395
Issued Series C warrants on May 30, 2014	666,667	187,574
Issued Series C warrants on June 27, 2014	166,667	-
Issued Series C warrants on September 2, 2014	83,333	38,584
Issued Series D warrants on October 6, 2014	33,333	15,567
Issued Series D warrants on October 27, 2014	33,333	15,667
Warrants issued to consultants	330,000	165,330
Issued warrants on May 31, 2015	20,000	3,960
Issued warrants on September 28, 2015	300,000	227,100
Issued warrants on November 5, 2015	1,700,000	519,520
Issued warrants on November 5, 2015	100,000	23,240
Issued warrants on December 30, 2015	20,860,000	1,616,630
Total – as of February 29, 2016	28,412,666	$6,850,797

11. Warrant Liabilities

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

The following is a summary of the derivative warrant liability as at February 29, 2016 and May 31, 2015:

	Shares Issuable Under Warrants	Derivative Warrant Value
Balance as of June 1, 2013	771,000	$4,050,278
Warrants issued June 7, 2013	165,000	1,146,915
Warrants issued November 15, 2013	12,000	9,636
Series A warrants issued on January 29, 2014	395,000	161,950
Series A warrants issued on February 27, 2014	305,000	125,050
Series A warrants issued on April 1, 2014	469,000	776,664
Warrants reclassified to equity (price protection expiry)	(401,000)	(917,087)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(2,822,124)
Balance as of May 31, 2014	1,716,000	2,531,282
Warrants reclassified to equity (price protection expiry and authorized share limit increase Notes 9 and 10)	(1,716,000)	(1,851,090)
Warrants exercised or expired	-	-
Decrease in fair value of derivative warrant liability	-	(680,192)
Balance as of May 31, 2015 and February 29, 2016	-	$-

For the nine months ended February 29, 2016 and February 28, 2015, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $nil and $1,081,984 respectively within the Company’s consolidated statements of operations and comprehensive loss and is included under the caption “Change in fair value of derivative liabilities and convertible notes”.

12. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan. The Company completed its first grant of stock options immediately after the plan was approved. The Company completed a second grant of stock options on March 2, 2015. The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding (Granted all in Fiscal 2015)	1,804,500	$1.00
Exercised	-	-
Cancelled, forfeited or expired	114,500	-
Outstanding at February 29, 2016	1,690,000	$1.00
Options exercisable at February 29, 2016	1,066,667	$1.00
Fair value of options vested as at February 29, 2016	$907,200	-

On August 21, 2015, the Company amended its 2014 Stock Option Plan to increase the number of options available to 25,000,000.

As at February 29, 2016, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 2.9 years. It is expected the 623,333 unvested options will ultimately vest, and each has an exercise price of $1.00 per share and a weighted average remaining term of 1.75 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at February 29, 2016 and the option’s exercise price, for all options that are in the money. This value was $nil as at February 29, 2016.

As at February 29, 2016, there is $426,756 of unearned stock based compensation cost related to stock options granted that have not yet vested (623,333 options). This cost is expected to be recognized over a remaining weighted average period of 0.2 years.

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

13. Related Party Balances and Transactions

On March 28, 2013, the Company purchased the Yappn assets from Intertainment Media, Inc. in consideration for 7,000,000 shares of common stock for a controlling 70 percent interest (as of that date, 52.1% as at February 29, 2016, 32% once remaining shares are issued from acquisition of Ortsbo IP) in the Company. At that time, the Chief Executive Officer and director of the Company was David Lucatch (since resigned), who is also the Chief Executive Officer and director of Intertainment Media, Inc. and Herb Willer who was a director of the Company and is a director of Intertainment Media, Inc.

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

On October 23, 2013, the Company and Ortsbo, entered into an amendment to the Services Agreement dated March 28, 2013 for an exclusive license to use the Ortsbo property and an option to purchase a copy of the Ortsbo source code in exchange for 166,667 shares of restricted common stock of the Company. The shares of common stock were valued at the market price on the date of the agreement for a value of $133,333. On April 28, 2014, the Company exercised its right to purchase a copy of the source code for the Ortsbo property in exchange for 1,333,333 shares of restricted common stock. Since both the Company and Ortsbo are under the common control of Intertainment Media, Inc., and as Ortsbo’s carrying value for these assets was $nil, the Company reflected the acquisition value at $nil on the consolidated balance sheet. As of February 29, 2016, Ortsbo holds 1,500,000 restricted shares of common stock of the Company.

Services provided by Intertainment Media, Inc. personnel are invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost.

On September 15, 2015, the Company closed an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the quarter 12,998,682 shares were issued comprising of 8,312,500 to Ortsbo Inc. and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608, leaving 18,988,318 shares to be issued at February 29, 2016 comprising 17,687,500 to Winterberry and 1,300,818 to a former holder of Ortsbo stock. As of the filing date, these aforementioned shares remain to be issued. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of Intellectual property from Ortsbo was $16,968,888. This transaction was completed on September 15, 2015. Due to the common control of Ortsbo Inc. and Yappn Corp the value of the Intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015 (Note 4).

For the nine month period ended February 29, 2016, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $128,229 ($725,779 – nine months ending February 28, 2015). As of February 29, 2016 the related party liability balance totaled $66,787 ($468,766 – May 31, 2015).

Directors subscribed for $1,075,000 of the $2,086,000 convertible secured debentures issued on December 30, 2015 (note 8). A director also advanced $120,000 to the Company on a second closing of the same convertible secured debenture financing closed on December 30, 2015 (note 5).

14. Subsequent Events

The Company granted 8,775,000 stock options to employees and consultants at an exercise price of $0.25 per share, with a 5 year life vesting over three years. The Company also re-priced 1,230,000 options previously issued to employees to $0.25 per share from their original pricing of $1.00 per share.

The Company granted future rights to issue stock of up to 4,000,000 shares in total to Board of Directors on achievement of revenue milestones.

The Company received advances of $250,000 towards a tranche to be closed at a future date in a private placement of units consistent of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share.

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

Intertainment Media received Toronto Stock Venture Exchange final approval on September 14, 2015 to proceed with the transaction. On September 14, 2015, the acquisition of Ortsbo Intellectual property by our company was closed.

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

Digital Widget Factory

We have executed a three-year Master Services Agreement (MSA) and Statement of Work (SOW) with Digital Widget Factory (Belize) (“DWF”) to develop and manage a minimum of 200 multilingual Ecommerce sites which will include multilingual online marketing through traditional online services and social engagement. Contract terms allowed for pre-paid fees in association with the project of a minimum of $700,000 plus ongoing professional fees and 40% net profit on the program for the term duration.

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

Revenues recognized in nine month period ended February 29, 2016 from this program totaled $812,533, which were from ongoing development, programs. Starting at the beginning of the second quarter new billings have not been recorded as revenue in our financial statements. We received acknowledgment and acceptance of the services performed during the three and nine month period ended February 29, 2016, however due to the long period without payment, our management has determined the revenue recognition criteria starting in the second quarter has not been met for new billings. Our company and DWF continue to work together in ways to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at February 29, 2016 (see below). Our management is focusing on developing and refining its technologies, and its relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters related to e-commerce. With over 73% of the Internet surfing languages other than English, this program is designed to capture the foreign advertising market for content that is dominated in English speaking ad partners.

Effective February 29, 2016, DWF sold the technology platform, partially developed by us in conjunction with DWF’s principals to Intelligent Content Enterprises (“ICE”) in an all stock based transaction. As part of the transaction, DWF has ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE. We have a draft promissory note from DWF, for the value of the billings of $2,125,000 ($1,431,489 is recorded as a receivable as at February 29, 2016), which is to be paid out over time, with the final payment expected by August 31, 2016. The promissory note is expected to be secured by DWF’s ICE holdings in the amount of 4,250,000 ICE shares, which at the current market value of ICE shares, as of this filing significantly exceeds to the value of the promissory note. Prior to the signing of the note on February 29, 2016, we received $55,428 and we have received another $208,200 subsequent to this quarter end. These amounts are recorded as recognized revenue of the oldest invoices not previously recognized as revenue, which only recognizes revenue on a basis of cash being received by us. With additional payment history and with additional elapsed time for the trading history of ICE, we believe we may be in a position to fully recognize previously unrecognized revenue prior to cash collection, as typically a secured note would provide sufficient assurances of payment to meet the collectability standard, but due to the payment history and limited trading time of ICE shares since the acquisition, management may make that assessment as part of its May 31, 2016 financial reporting.

The Services Agreement

We acquired the rights to use technology and management and development support services under the Services Agreement, dated March 21, 2013 and amended October 2013, between Intertainment Media, Inc. (“IMI”), and IMI’s wholly owned Ortsbo subsidiaries. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”).  The Services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use.  Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below. Subsequently, on July 6, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. Upon the completion of the transaction on September 15, 2015 the amended Services Agreement was terminated.

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

Competition

Our business relating to and arising from the development of our assets is characterized by innovation, rapid change, patented, proprietary and disruptive technologies.  We may face significant competition, including from companies that provide translation, tools to facilitate the sharing of information, that enable marketers to display advertising and that provide users with multilingual real-time translation of Ecommerce, events and proprietary social media and chat platforms.  These may include:

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

On July 16, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. The purchased assets include US No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how (Proprietary lexicons and linguistic databases that integrate into our language services platform).

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

Legal Proceedings

None.

Registration Statement

We filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on October 24, 2014 (amended November 7, 2014) for up to 7,592,667 shares of our $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $1.00 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted securities was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5, 2015, the Company filed a continuing registration statement in part to update to this S-1 filing and subsequent to the quarter end on December 2, 2015 filed an amendment to this S-1 filing, which is not, as of the date of this filing, been declared effective (Note 9 of the financial statements).

RESULTS OF OPERATIONS

Three months ended February 29, 2016 and February 28, 2015

Revenues

We are in the process of commercialization of our multi-language e-commerce and marketing businesses.  We had revenues of $101,537 and $528,846 for the three months ended February 29, 2016 and February 28, 2015, respectively. The Company billed its largest customer $233,860 for the three month period ended February 29, 2016. Our company has received acknowledgment and acceptance of the services performed, however due to the long period without payment, our management has determined the revenue recognition criteria for the has not been met for new billings. Our company and DWF are working through final discussions to complete a secured promissory note to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at February 29, 2016. We did recognize $55,428 in revenue in the third quarter from DWF based on a payment received against the outstanding billings. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings will be made to DWF. Future billings as part of consulting and language services for the program will be through ICE, and initially are expected to be lower than the average billings to DWF. Our management is focusing on developing and refining its technologies, and its relationships with commercial partners and influencers, which has delayed revenue realization in recent quarters related to e-commerce.

Cost of revenue

We incurred costs of revenues of $9,134 and $140,183, for the three months ended February 29, 2016 and February 28, 2015, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $92,403 and $388,663, for the three months ended February 29, 2016 and February 28, 2015, respectively.

Total operating expenses

During the three months ended February 29, 2016 and February 28, 2015, our total operating expenses were $1,295,610 and $849,358, respectively.

For the three months ended February 29, 2016, the operating expenses consisted of marketing expense of $26,152, research and development expenses of $109,203, general and administrative expenses of $497,826, professional fees of $241,025, consulting fees of $92,590, amortization of $263,940, depreciation of $102 and stock based compensation of $64,772. For the three months ended February 28, 2015, the operating expenses consisted of marketing expense of $104,383, research and development expenses of $100,759, general and administrative expenses of $300,435, professional fees of $74,282, consulting fees of $199,064, depreciation of $57 and stock based compensation of $70,378.

Our research and development costs are partially for fees to technology consultants from Intertainment Media and Ortsbo, in the prior year, with higher weighting on our own employees and third party consultants in the latter half of fiscal 2015. In the three months ended February 29, 2016 there were no research and development costs from Intertainment Media and Ortsbo. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

Marketing expenses include costs incurred for public relations, and promotional events and related activities. During the third quarter of fiscal 2015, there were additional marketing expenses incurred on promotion of FotoYapp. A similar event did not incur in the three months ended February 29, 2016, which is the primary reason for the decrease in marketing expenses for the three months ended February 29, 2016.

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

Professional fees were incurred primarily for use of legal counsel related to financing arrangements for convertible secured promissory notes and for accounting and auditing services. We expect our professional fees to vary from period to period based upon our corporate needs and were relatively consistent period over period.

Consulting fees incurred primarily for consulting service costs for third party consultants. We have used a number of different outside firms to provide investor relations services, strategic position of our products, markets and customer introductions. Some of the fees of the firms providing these services in the prior period were paid with shares of common stock. Consultants were used to a lesser extent in the three months ended February 29, 2016 compared to the three months ended February 28, 2015. Although consultants are more expensive on a per hour basis, the effort required for some consultants would not support a full time engagement, but overall more services for the Company were required.

Amortization for the three month period ended February 29, 2016 relates to technology acquired from Ortsbo on September 15, 2015. The technology is amortized over 5 years. There is no amortization recorded in the prior period as the acquisition only relates to fiscal 2016.

Stock based compensation during the three months ended February 29, 2016 relates to our two previous grants of stock options. Stock based compensation is recorded using the binomial lattice model which provides a fair value based on assumptions determined to be appropriate by management. Stock based compensation is recorded over the vesting period using a graded vesting schedule which results in a higher proportion of expense recorded earlier in the vesting term than later. The current period includes the vesting impact of two grants, whereas the prior period only included the first grant. Due to the higher weighting of expense recognition in earlier years the stock based compensation impact was greater in the prior period than the current period.

Total other income and expenses

Other (income) expenses totaled $576,376 and $894,903 for the three months ended February 29, 2016 and February 28, 2015, respectively. The change of $(318,527) is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into shares of our common stock or have provisions that provide an option to convert into shares of our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of shares of our common stock fluctuates. During the current quarter, the biggest impact was due to accretion on existing notes rather than fair value changes based on common stock price fluctuations. Accretion expense is a result of the fair value process required when financial instruments are issued and recorded in the financial statements. Over the maturity period of the underlying financial instrument, interest is accreted into the statement of operations to reflect the “time value of money”.

During the three months ended February 29, 2016, total other expense consisted of interest expense of $268,222, a loss resulting from the change in fair value of the derivative liabilities and convertible notes of $289,881, prepayment fees on variable Notes of $29,350 and other miscellaneous income of $(11,077).

During the three months ended February 28, 2015, total other expense consisted of interest expense of $105,007, financing expenses related to convertible debentures, warrants and contractual obligations totaling $362,069, an expense resulting from the change in fair value of the derivative liabilities and convertible notes of $485,051, prepayment fees on variable notes of $10,000 and other miscellaneous income of $67,224.

The financing expense associated with the capital raises were $nil and $362,069 for the three months ended February 29, 2016 and February 28, 2015, respectively. There were no dilutive financings raised in the period ending February 29, 2016 from convertible notes vs the comparative period in fiscal 2016 we primarily relied on secured debenture, bridge loans for financing during the three months ended February 29, 2016. The financing expenses related primarily to the raising of convertible notes with exercise prices tied to a discount to market rates for the three month period ended February 28, 2015. For accounting purposes, since certain financial instruments had convertible provisions, they were treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  Based on our stock price on the date of issuance, which is the date the fair value exercise was completed, the initial financing expense was significant for the three months ended February 28, 2015.

The accretion in convertible notes resulted in a loss of $289,881 for the three months ended February 29, 2016 in contrast to a larger loss of $485,051 for the three months ended February 28, 2015, a change of $(195,170). As of February 28, 2015, we record the fair value change of the derivatives instruments related to the sale of warrants and debentures previously issued. This reduction was based on both a slight increase in our share price as the market price of the common shares increased from a May 31, 2014 share price of $1.58 to a February 28, 2015 share price of $0.55 as well as an element due to elapsed time.

Net loss and comprehensive loss

During the three months ended February 29, 2016 and February 28, 2015, we had net and comprehensive loss of $1,779,583 and $1,355,598 respectively.

Nine Months ended February 29, 2016 and February 28, 2015

Revenues

We are in the process of commercialization of our multi-language platform. We had revenues of $911,918 and $606,821 for the nine months ended February 29, 2016 and February 28, 2015, respectively. $812,533 of revenue for the nine month period ended related to DWF professional services. We billed DWF $802,592 for the nine month period ended February 29, 2016, that has not been recorded as revenue in our financial statements. Our company has received acknowledgment and acceptance of the services performed during the nine month period ended February 29, 2016, however due to the long period without payment, management has determined the revenue recognition criteria has not been met since the beginning of the second quarter of fiscal 2016. Our company and DWF are working through final discussions to complete a secured promissory note to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at February 29, 2016. We did recognize $55,428 in revenue in the third quarter from DWF based on a payment received against the outstanding billings. Comparative period revenues resulted from the startup of the professional services related to the DWF program. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings will be made to DWF. Future billings as part of consulting and language services for the program will be through ICE, and initially are expected to be lower than the average billings to DWF. Our management has focused on developing relationships with large commercial partners and influencers, which has delayed revenue realization from e-commerce in recent quarters.

Cost of revenue

We incurred costs of revenue of $146,068 and $140,389, for the nine months ended February 29, 2016 and February 28, 2015, respectively. These costs were directly attributable to the revenues generated in the comparative period and resulted in a gross profit of $765,850 and $466,432, for the nine months ended February 29, 2016 and February 28, 2015, respectively.

Total operating expenses

During the nine months ended February 29, 2016 and February 28, 2015, total operating expenses were $3,457,744 and $3,990,999, respectively.

For the nine months ended February 29, 2016, the operating expenses consisted of marketing expense of $224,900, research and development expenses of $301,168, general and administrative expenses of $1,272,484, professional fees of $401,048, consulting fees of $295,665, amortization of $483,890, depreciation of $300 and stock based compensation of $478,289. For the comparable nine months ended February 28, 2015, the operating expenses consisted of marketing expense of $996,107, research and development expenses of $597,490, general and administrative expenses of $1,020,468, professional fees of $173,520, consulting fees of $524,059, depreciation of $176 and stock based compensation of $679,179.

Our research and development costs are partially for fees to technology consultants from Intertainment Media and Ortsbo, in the prior year, with higher weighting on our own employees and third party consultants in the latter half of fiscal 2015. During the latter part of the current nine month period ended February 29, 2016, there were no research and development costs from Intertainment Media and Ortsbo. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

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

Total other income and expenses

Other (income) expenses totaled $976,700 and $(544,073), for the nine months ended February 29, 2016 and February 28, 2015, respectively. The change of $1,520,773 is primarily due to the change in the fair value of derivative financial instruments. Many of our financing instruments are either convertible into our common stock or have provisions that provide an option to convert into our common stock. For accounting purposes we are required to value such instruments at fair value which can fluctuate as the market price of our common stock fluctuates. During the current nine month period, however, the biggest impact was due to accretion on existing notes rather than fair value change. Accretion expense is a result of the fair value process required when financial instruments are issued and recorded in the financial statements. Over the maturity period of the underlying financial instrument, interest is accreted into the statement of operations to reflect the “time value of money”.

During the nine months ended February 29, 2016, total other (income)/expense consisted of interest expense of $616,609, financing expenses related to convertible debentures, and expense warrants issued to line of credit holders and consultants totaling $632,250, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(550,456), prepayment fees on variable notes of $306,140 and other miscellaneous income of $(27,843).

During the nine months ended February 28, 2015, total other (income)/expense consisted of interest expense of $253,973, financing expenses related to convertible debentures, and warrants that are considered derivative liabilities totaling $942,574, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(1,647,824), prepayment fees on variable notes of $50,984 and other miscellaneous income of $(143,780).

During the nine month period ended February 29, 2016 and year ended May 31, 2015, we raised $2,268,846 and $2,742,263, respectively, in net cash from short term notes payable, line of credit, convertible notes and debentures through normal channels and private placements. For accounting purposes, since certain financial instruments had convertible provisions they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period.  The financing expense associated with the capital raises and prior obligations were $632,250 and $942,574 for the nine month period ended February 29, 2016 and February 28, 2015, respectively. There was less financing raised in the nine months ending February 29, 2016 from convertible notes vs. the comparative period, instead we made more use of secured debenture financing and bridge loans.

For the nine month period ended February 29, 2016, the gain from fair value adjustment largely relates to accretion on various convertible notes as well as fair value change on variable notes which are a product of stock price and days to maturity. In the comparative period, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $550,456 for the nine month period ended February 29, 2016 in contrast to a larger gain of $1,647,824 for the nine month period ended February 28, 2015, a change of $1,097,368.

Net and comprehensive loss

During the nine months ended February 29, 2016 and February 28, 2015, we had net and comprehensive loss of $3,668,894 and $2,980,494 respectively.

Liquidity and Capital Resources

As of February 29, 2016, we had a cash balance of $16,623, which is a decrease of $2,873 from the ending cash balance of $19,496 as of May 31, 2015. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued secured debentures, short term notes, and convertible debt instruments for gross cash receipts of $2,268,846 and $2,742,263 for the nine months ended February 29, 2016 and the year ended May 31, 2015, respectively.

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

On July 6, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo, which closed on September 15, 2015. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of $17 Million, which will be paid by the assumption of $1 Million in debt and the issuance of $16 Million worth of our restricted common shares (32 Million shares at $0.50 per share).

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

The Company received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015 as described in Note 5. $1,075,000 of the $4.5 million financing is conversion of a portion of our existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, we closed the acquisition of intellectual property from Ortsbo Inc., and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at February 29, was $4,550,388.

On December 30, 2015, we completed a secured debenture and warrant financing of $2,086,000 through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments and having an exercise price of $0.01 per share. The units were sold at $1.00 per unit. This closing includes conversion of $1,201,000 in short term loans advanced during the quarter prior to the closing of this secured debenture. Additionally, this includes $46,000 that our company has yet to receive in cash. This is currently recorded as subscription receivable.

Going Concern Consideration

We incurred net losses and comprehensive losses resulting in a deficit of $18,431,446 through February 29, 2016. At February 29, 2016, we had total liabilities totaling $9,273,324 and a working capital deficit of $3,093,528. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of February 29,2016 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes In Internal Control Over Financial Reporting

During the three and nine months ended February 29, 2016, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of February 29, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three and nine month period ended February 29, 2016.

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

(16)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

(17)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.

(18)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 15, 2015.

(19)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016.

*   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2016.

YAPPN CORP.

By:	/s/ Ed Karthaus
Ed Kaurthaus
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)