Form 10-K
period 2016-05-31
YAPPN CORP.
filed 2016-08-18
CIK 1511735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of November 30, 2015, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of November 30, 2015, was approximately $2,886,199. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 18, 2016, there were 30,081,163 shares of the registrant’s common stock outstanding.

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

PART I

Item 1. BUSINESS

Business History

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 with an initial business plan to import consumer electronics, home appliances and plastic housewares. In March 2013, we filed an amended and restated certificate of incorporation to change our name to “YAPPN Corp.” and increase our authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share. Further, in March 2013, our Board of Directors declared a stock dividend, whereby an additional 14 shares of our common stock was issued for each one share of common stock outstanding to each holder of record on March 25, 2013. All per share information in this report reflect the effect of such stock dividend. On December 22, 2014, our shareholders approved the increase of authorized and issued shares of common stock to 400,000,000 shares of common stock.

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

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc. (“IMI”), a corporation organized under the laws of Canada, for 7,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, us, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”). Mr. David Lucatch, our prior Chief Executive Officer was the Chief Executive Officer of IMI at that time. IMI, as a result of this transaction had a controlling interest in our company. Included in the purchased assets is a services agreement (the “Services Agreement”) dated March 21, 2013 by and among IMI and its wholly owned subsidiaries Ortsbo, Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”). Ortsbo is the owner of certain multi-language real time translation intellectual property that we believe is a significant component of the Yappn business opportunity. On July 6, 2015, Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo (see below).

On July 15, 2015, after the approval of the Board of Directors of each company, Intertainment Media and Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo.

The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of approximately $17 Million, which will be paid by the assumption of approximately $1 Million in debt and the issuance of $16 Million worth of our restricted common shares (32 Million shares at $0.50 per share).

Intertainment Media received Toronto Stock Venture Exchange final approval on September 14, 2015 to proceed with the transaction. On September 15, 2015, the acquisition of Ortsbo Intellectual property by our company was closed.

Our principal executive offices are located at 1001 Avenue of the Americas, 11th Floor, New York, NY 10018 and our telephone number is (888) 859-4441. Our website is http://www.yappn.com (Our website is expressly not incorporated into this filing).

Our Business

Yappn delivers real-time language translation products which enable vendors and consumers to communicate freely with one another, each in their own preferred languages. The result is increased business and customer satisfaction.

Being able to conduct business in multiple languages is essential. As per Common Sense Advisory (a research company specializing in the areas of translation, localization, interpreting, internationalization, globalization, marketing, international strategy, market intelligence, web content, and procurement), Global eCommerce sales continue to increase at a rate of 15 percent per year and more than 72 percent of consumers say they are more likely to purchase online if the experience is in their preferred language.

Breaking down language barriers creates business opportunities and promotes efficiency and effectiveness within organizations. While internet challenges have largely been solved, resolving language barriers remains a costly issue for every company wishing to access global markets.

Through its proprietary innovative language solutions, we believe Yappn has altered the translation paradigm by offering a completely customizable set of tools to engage consumers in up to 67 languages. Yappn’s technology gives people, brands and organizations the power to be social, conduct commerce and communicate freely without a language barrier.

Generic machine translation, which can be found from providers like Google TranslateTM or Microsoft BingTM, employ a “word-for-word” approach. Unfortunately, the translated result does not always reflect the essence of the original text and may not make sense. Context (cultural, political and ethnic), syntax and meaning is simply not captured through generic machine translation methods.

Yappn provides far more than simple word-for-word translation. Yappn translates the words as well as the context and syntax, thereby ensuring that what is written in one language is translated into another in an accurate, meaningful and relevant way. This capability is Yappn’s key differentiator.

Yappn has the ability to detect the online or mobile user’s preferred language and translates the communication into the user’s language in real-time. Yappn provides very “high fidelity” and accurate translation, without the necessity of direct human translation or intervention, with an added option to customize translation settings, making the results simple, elegant and cost effective.

Yappn offers products for eCommerce, customer care, enhanced messaging collaboration (such as intranets, gaming or social platforms), online marketing and custom translation solutions to a variety of verticals including entertainment, retail and marketing.

Continued expansion of our business rollout will likely require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We are in the early stage of commercialization, and management believes that we have insufficient revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. Our independent auditors have included an explanatory paragraph, in their audit report on our financial statements for the fiscal year ended May 31, 2016 regarding concerns about our ability to continue as a going concern. Footnote 2 to the Notes to this Form 10-K Report also discusses concerns about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Strategy

Our management believes that Yappn approaches the challenge of real-time language translation in an entirely unique way. The result is enhanced translations based on the context of the content or discussion, thereby significantly improving the translation result.

To accomplish this, Yappn leverages the power of multiple generic machine translation (MT) providers, recognizing that many of these commodity services specialize and produce substantially better results in some languages over others. This aggregated generic machine translation is then passed through Yappn’s proprietary algorithms and enhancement processes which, in turn, provide the optimal translation for the language requested. Yappn then applies yet another overlay of refinement through ‘lexicons’. Lexicons are essentially custom dictionaries designed to improve the translation by contextualizing the result and making it relevant to the specific commercial requirement. Lexicons can be industry or brand specific or both.

An illustrative example of how Yappn’s lexicons work is reflected in its ability to distinguish between a car transmission versus a radio transmission. Similarly, the system understands that the word “travel” means something different in basketball than it does when planning a trip. Companies use various words in unique ways and Yappn’s lexicons continuously evolve, improve and store these subtle nuances and then apply them to the final output to provide an enhanced and more optimal translation.

Yappn is not a generic machine translation provider but an enhancement to create better, customized results. Additionally, Yappn is not a Language Service Provider (LSP) simply returning a document in another language; instead Yappn provides tools and solutions to better utilize translation in the course of business.

Yappn’s tools and solutions are built with industry leading technology and hosted on the Microsoft Azure® cloud-based platform which provides Yappn with global reach, dependable presence, and dynamic scalability.

To be certain that translation is highly accurate, Yappn’s services team initially works with the customer to develop an appropriate database of lexicon additions which can be further improved after deployment using Yappn’s professional services or custom tools. The lexicon can be enhanced on an on-going basis by the customer’s staff as-needed when additions and revisions are required.

Yappn can enable an auto update feature that can be used on demand or as a persistent connection that senses updates to the translation source then has each addition either automatically changed or optionally human verified for fidelity, followed by an update to the customer’s lexicon. For example, when a product description is updated; the machine translation will instantly display the change in the store.

The Yappn application suite is designed to provide a competitive advantage to commercial enterprises and power social users to communicate more effectively without a language barrier, fostering and driving a competitive edge in a global marketplace.

Offering an “a la carte” menu of tools to engage consumers, Yappn helps clients improve their customer’s experiences and therefore increase customer satisfaction.

eCommerce Platform Integration: Dynamic translation encompassing the entire eCommerce experience, from online marketing to sales and customer care

●	eCommerce website
●	Vendor input manager
●	Chat
●	Multilingual search

Customer Care: Real-time translation of chat-based customer care

●	Customer care integration
●	Custom help solutions

Enhanced Messaging: Real-time translation support for messaging platforms

●	Intranet
●	Social sharing & messaging
●	Business sharing & messaging
●	Gaming sharing & messaging

Marketing: Online marketing, engagement and socialization

●	Social Wall
●	Global tweets
●	Twitter chats
●	Multilingual live captioning & flash social events

Custom Translation Solutions: Solutions for unique translation requirements

●	Dynamic website translations
●	Software localization
●	Video closed captioning
●	Virtual trade shows

eCommerce Platform Integration

Yappn’s technology is, we contend, a game changing solution, providing a set of stand-alone commercial tools for brands to easily implement cost effective globalization solutions that support the entire sales cycle, inclusive of the eCommerce website, shopping cart checkout, marketing, sales and support. No longer is a company constrained to whom they can sell to because of language.

The Yappn eCommerce experience is more than a simple translation of a store. eCommerce applications exist today to translate a copy of a store to another language. However, creating a separate instance of a store in another language is problematic as it can cause several business issues that are difficult to rectify, for example, inventory reconciliation and amalgamated sales reporting would be left to the vendor to handle manually. The Yappn solution of enabling a single store that is presented in the customer’s language of choice is a better business solution as we believe it will negate these issues.

Yappn has made the integration of these services into a store quite simple. Yappn uses standardized web technologies to connect a secondary database of the translations of the text, metadata and keywords on the site. The benefit of the database connection is the ability to call accompanying data such as imagery, (e.g. replacing an English ad with a Spanish ad) and the ability to manage translation without coding expertise. This integration also allows Yappn to access the text components of a secure third party checkout screen, thereby reducing cart abandonment, which, we contend, is unique to Yappn’s services.

Security and privacy is maintained via a variety of solutions such as SSL encryption and the exception of customer/user identification and private information from machine translation services.

Customer Care Platform Integration

Yappn Customer Care allows customers to chat in their language of choice, while our clients can staff their customer care operations in their language of choice.

Chat is quickly becoming the preferred means for companies to communicate with their customers. Chat is replacing voice and e-mail providing a window of opportunity for companies to better serve their customers and to do so more cost effectively.

Using Yappn’s multilingual translation API in conjunction with the client’s existing chat portal, a Customer Service Representative (CSR) can converse with customers in the customer’s language of choice with Yappn’s technology bridging the language gap between the two individuals.

This allows the CSR to think and type in their native language thereby providing better and more accurate service while reducing customer care costs. Employing multilingual CSR staff is expensive and unnecessary with the use of Yappn’s customer care solution.

Enhanced Messaging Platform Integration

Yappn’s proprietary and easily integrated Enhanced Messaging Solution allows for real time communication between languages in a myriad of platforms for social, business and gaming messaging. The translation is contextualized to provide superior translation results.

Much of the communication that transpires on messaging platforms is conducted in a single language. This is not always by choice but instead, is driven by the limitations of the platforms themselves.

Companies that communicate internally but have staff, partners and customers with different languages can communicate more effectively when the barrier of language is removed.

Yappn’s technology can securely integrate into existing chat platforms through a simple API connection to Yappn’s Microsoft Azure® cloud platform, reducing existing workflow disruptions which would require changes to a client work environment.

Marketing Platform Integration

Yappn has created several tools to support online marketing customized for a global audience.

Social Wall: a fully branded and customized page, which includes the aggregation of a company’s major social media accounts and #hashtags automatically displayed in any of the 67 languages. This allows followers to interact with all their social media accounts, in their language and on the company’s website, giving the company back control of its marketing initiatives. Essentially, a company can present a variety of social media sources on a single page in the language of a customer’s choice, regardless of the original language the social media content was written in.

Multilingual Chat: provides companies, brands, organizations and consumers with the ability to have topical discussions in almost any language. Each user sees the chat experience in their preferred language and communicates to others in that language, allowing every user to have a native experience in their individual language. The chat can be embedded to facilitate commenting on blogs, special event discussions with brand ambassadors or as a standalone program, providing a place to discuss the company’s brand.

Live and Global Events: a tool to promote a company’s brand which embeds our interface directly onto the company’s website where the company can direct their consumers to attend a live Q&A while promoting the company’s brand on social media. The technology allows the company to filter and reply to questions posted on Twitter™ and display them in an easy to read format on the company website, creating a captive audience to market to. Yappn’s easy-to-use backend even allows the company to reply to the attendees in their native language while automatically displaying the entire event in a user’s individual language automatically.

Video Captioning: If video promotion is an element of a company’s marketing strategy, allowing a global audience to watch and understand these videos is a natural complement. Yappn’s translation system provides simple and accurate video sub-titling in up to 67 languages, on a live or pre-recorded video, without disruption to the company’s current broadcast process.

Custom Translation Solutions

Yappn is a consistent agile developer of tools and solutions to address the three important elements of conducting business: online marketing, sales and customer care. We are, however, keenly aware that technologies and trends are evolving almost as fast as we are. For this reason, Yappn publishes its technology via a secured API to enable today’s entrepreneurs to enhance their innovations with language capabilities. This secure credential-enabled connection is available in an SaaS or by way of pay per use models and can be tested in sandbox environments. Each installation comes with full support from our development teams.

Digital Widget Factory

In November 2014, Yappn executed a three-year Master Services Agreement (MSA) and Statement of Work (SOW) with Digital Widget Factory (Belize) (“DWF”) to develop and manage a minimum of 200 multilingual Ecommerce sites which will include multilingual online marketing through traditional online services and social engagement. Contract terms allowed for pre-paid fees in association with the project of a minimum of $700,000 plus ongoing professional fees in addition to 40% net profit on the program for the term duration.

The Global Content Market is an ever growing market, with Ipsos Market Research stating that 7 out of 10 online consumers in 24 countries have indicated that in a month they share some type of content on social media sites, including pictures as well as articles and something recommended, such as a product, service, movie or book. Emarketer.com also points out that global ad spending was estimated at nearly $600 billion worldwide in 2015 with the increase in digital and mobile platforms being the key growth in ad spending.

Yappn, through the program execution intended to provide multilingual online marketing through traditional online services and social engagement with its proprietary patented technology to DWF. Yappn would do so by scheduling and supporting DWF’s revenue programs related to direct and network online advertising, schedule and support DWF’s affiliate and Ecommerce partnerships and also support DWF users to customize their content experience, submit original content and provides tools to incent sharing of content and encourage users to build the membership base. Although Yappn ultimately is not proceeding with the DWF program as originally contemplated, Yappn has provided content support as part of its service to Intelligent Content Enterprises, who acquired the DWF technology, and Yappn is likely to continue to be the vendor of choice pertaining to language translation on a go-forward basis, which more in line with Yappn’s current business model.

Revenues recognized in the year ended May 31, 2016 from the DWF program totaled $812,533, which were from ongoing development of the sites for content and surrounding technology. We billed DWF $802,592 for year ended May 31, 2016 that has not been recorded as revenue in our financial statements. Our company has received acknowledgment and acceptance of the services performed during the year ended May 31, 2016, however due to the long period without payment, management has determined the revenue recognition criteria for the unrecognized component effective at the beginning of the second quarter of fiscal 2016 has not been met without having further history of receiving cash payments.

Effective February 29, 2016, DWF sold the technology platform, partially developed by Yappn in conjunction with DWF’s principals, to Intelligent Content Enterprises Inc. (“ICE”) in exchange for shares of ICE. As part of the transaction, DWF received ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE. During the fourth quarter, the Company executed a promissory note from DWF, for the outstanding value of the billings of $2,125,000 (of which $1,123,289 is recorded as a note receivable at year end and was previously recognized in revenue and a trade receivable). The promissory note is secured by DWF’s ICE stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable includes monthly payments of differing amounts with the final payment scheduled by November 30, 2016.

Additionally, the Company received stock options for the purchase of shares of common stock of ICE from DWF. The first option entitles Yappn to subscribe for purchase from DWF up to 1,000,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.55 per share, exercisable until $987,500 remains outstanding on the note receivable, of which the price of the option is offset against $550,000 of the remaining note receivable. DWF can elect to buy out the option at any time at a price of $0.75 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per the promissory note. The second option entitles Yappn to subscribe for purchase from DWF up to 1,250,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.35 per share until $437,500 is remaining on the note receivable. DWF can elect to buy out the option at any time at a price of $0.50 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per the promissory note. The value of these options is not recognized in the consolidated financial statements, as the maximum value recorded is limited to what has previously been recorded as revenue as of May 31, 2016.

The Services Agreement

We acquired the rights to use the technology and management and development support services under the Services Agreement, dated March 21, 2013 and amended October 2013, between Intertainment Media, Inc. (“IMI”), and IMI’s wholly owned Ortsbo subsidiaries. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”). The Services do not include the “chat” technology itself and we shall be solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API can be utilized to enable multi-language use. Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

In October 2013, we amended the Services Agreement. Under the terms of the amendment to the Services Agreement, we have the first right of refusal to purchase the Ortsbo platform and all its assets and operations for a period of two years; increasing the use of Ortsbo's technology for business to consumer social programs at a purchase price to be negotiated at the time we exercise our right. We would also have a right to purchase a copy of the source code only applicable to Yappn programs for $2,000,000 which may be paid in cash or restricted shares of our common stock at a per share price of $1.50 per share. As part of the agreement, we issued Ortsbo 166,667 shares of our restricted common stock. On April 28, 2014, we exercised our right to purchase a copy of the source code for the Ortsbo property in exchange for 1,333,333 shares of restricted common stock for a value of $2,000,000.

On July 6, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of approximately $17 Million, which was paid by the assumption of approximately $1 Million in debt and the issuance of $16 Million worth of our restricted common shares (32 Million shares at $0.50 per share). Upon the completion of the transaction on September 15, 2015 the amended Services Agreement was terminated.

Competition

Our business relating to and arising from the development of our assets is characterized by innovation, rapid change, patented, proprietary, and disruptive technologies. We may face significant competition, including from companies that provide translation, tools to facilitate the sharing of information, that enable marketers to display advertising and that provide users with multilingual real-time translation of Ecommerce, events and proprietary social media and chat platforms. These may include:

●	Companies that offer full-featured products that provide a similar range of communications and related capabilities that we provide.

●	Companies that provide web and mobile-based information and entertainment products and services that are designed to engage users.

●	Companies that offer Ecommerce solutions with built in language support.

●	Traditional and online businesses that offer corporate sponsorship opportunities and provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

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

On July 16, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo which closed on September 15, 2015. The purchased assets include US No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how (Proprietary lexicons and linguistic databases that integrate into our language services platform). Upon completion of the transaction on September 15, 2015 the amended Services Agreement was terminated.

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

Legal Proceedings

None.

Registration Statement

We filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on October 24, 2014 (amended November 7, 2014) for up to 7,592,667 shares of our $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise prices varying from $1.00 to $2.20 per share per the registration statement. The Registration Statement covering the above noted securities was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5, 2015, the Company filed a continuing registration statement in part to update this S-1 filing and subsequent to the quarter end on December 2, 2015 filed an amendment to this S-1 filing, which is not, as of the date of this filing, been declared effective (Note 9 of the financial statements).

Item 1A. Risk Factors.

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED, OR PLANNED.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We are transitioning from a development stage company to a growth company and have generated relatively limited revenue to date. We have, prior to the purchase of the Yappn assets, as further described herein, been involved in unrelated businesses. We have limited history in executing our business model which includes, among other things, implementing and completing alpha and beta testing programs, attracting and engaging clients, customers and users, developing methods for providing clients, customers and users with access to our services platform. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

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

Many of our potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our potential users are aware of and actively engaging with other products and services similar to, or as a substitute for, Yappn. In the event that our users increasingly engage with other products and services, we may experience a decline in our business prospects.

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more market areas not serviced by Yappn to gain competitive advantage against us in areas where we operate. As a result, our competitors may acquire and engage clients at the expense of the growth or engagement, which may negatively affect our business and financial results. We believe that our ability to compete effectively will depend upon many factors both within and beyond our control, including:

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

As previously explained, implementation of our business plan will require debt or equity financing until we are out of the developmental stage and can generate sufficient cash flows from operations. Competition may require increased needs for operating cash to meet such challenges.

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

One customer has accounted for a significant portion of our business.

We have derived, in recent history, a significant portion of our revenues from one customer. For example, this customer accounted for a total of 83% of our revenues for the year ended May 31, 2016 (90% - May 31, 2015). As part of a recent acquisition of this customer’s technology, there are no further billings to this customer. The loss of this customer and the related non-payment of outstanding amounts due to our company from this customer could materially and adversely affect our results of operations, financial position and liquidity.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our new business model.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance, and online payment services. The introduction of new products may subject us to additional laws and regulations. In addition, foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state as well as foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

Because from time to time we hold a portion of our cash reserves in Canadian dollars and have a portion of our operating expenses in Canadian dollars, we may experience losses due to foreign exchange translations.

From time to time we hold a portion of our cash reserves in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar reserves can result in translation gains or losses in U.S. dollar terms. If there was a significant decline in the Canadian dollar versus the U.S. dollar, our converted Canadian dollar cash balances presented in U.S. dollars on our balance sheet would significantly decline. If the US dollar significantly declines relative to the Canadian dollar our quoted US dollar cash position would significantly decline as it would be more expensive in US dollar terms to pay Canadian dollar expenses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience losses.

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

Our business will be dependent on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of customers, and adversely affect our financial results.

Our reputation and ability to attract, retain, and serve our users may be dependent upon the reliable performance of the Yappn platform and our underlying technical infrastructure. Performance delays or outages could be harmful to our business. If Yappn’s technology is unavailable when customers attempt to access it, or if it does not load as quickly as they expect, customers may not return to our service in the future, or cancel service with us. As Yappn continues to grow, we will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of our customers. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays, or failures resulting from our cloud services provider and / or factors beyond the normal control of Yappn.

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

We are exposed to general economic conditions, which could have a materially adverse impact on our business, operating results and financial condition.

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market may continue to have an impact on our Company’s business and financial condition. The current global macroeconomic environment may affect our Company’s ability to access the capital markets and may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or to carry on our operations.

We could experience unforeseen difficulties in building and operating key portions of our technical infrastructure.

We intend to design and build software that will rely upon cloud computing infrastructure and we may also develop our own data centers and technical infrastructure through which we intend to service our products. These undertakings are complex, and unanticipated delays in the completion of these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, that could further degrade the customer experience or increase our costs.

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

Our business may be impacted by information technology system failures or network disruptions.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. Such failures or disruptions could, among other things, prevent access to our services, compromise our delivery of services or customer data, and result in delayed or cancelled use of our services. Such failures or disruptions can have materially adverse impact on the Company’s financial condition and operating results.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of Edward Karthaus, Craig McCannell, Anthony R. Pearlman, and Steven Taylor, our Chief Executive Officer and a director, Chief Financial Officer, Chief Technology Officer, and Chief Sales Officer, respectively.

As we continue to grow, we cannot guarantee we will be able to attract the personnel we need to achieve a competitive position. In particular, we intend to hire technical and sales personnel in fiscal 2017, and we expect to face significant competition from other companies in hiring such personnel. As we mature, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

Although management does not anticipate having to fully comply with section 404 of the Sarbanes-Oxley Act in the next fiscal year, it is important to note, pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, if we do meet the requirements to fully comply with section 404 of the Sarbanes-Oxley Act we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a materially adverse effect on our stock price.

In addition, in connection with a future possible assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified in the future, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that would require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

If applicable in the future, any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, it would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange, or (iii) it is not quoted on the NASDAQ Global Market. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

Exercise of options, warrants, and converting any debt may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which could result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 2. Properties.

We do not own any real property at this time. We presently utilize office space in New York, New York on a month to month basis and any fees are nominal. We have a Canadian office with a monthly lease which was assigned from IMI in the fourth quarter of fiscal 2016 with nominal fees in fiscal 2016. Monthly lease payments are approximately $7,500 per month with the lease ending October 1, 2017.

Item 3. Legal Proceedings.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 18, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our audited consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board (the “OTCBB”) on October 1, 2012. Effective March 8, 2013, our common stock was quoted on the OTC Markets under the symbol “YPPN.QB”.

The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTCQB. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. All market prices reflect the effect of a stock dividend.

	High	Low
Quarter Ended	($)	($)

May 31, 2016	$0.23	$0.13
February 29, 2016	$0.23	$0.23
November 30, 2015	$0.34	$0.30
August 31, 2015	$0.76	$0.68

May 31, 2015	$0.60	$0.60
February 28, 2015	$0.55	$0.51
November 30, 2014	$0.43	$0.41
August 31, 2014	$1.25	$1.10

On August 17, 2016, the high and low prices of our common stock as reported on the OTCQB were $0.20 and $0.21, respectively.

Holders

On August 18, 2016, we had approximately 39 shareholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names.

Warrants

The following table is a summary of warrants outstanding as of May 31, 2016:

	Shares Issuable Under Warrants	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-
Issued on March 28, 2013	401,000	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	$0.54	May 31, 2018
Exercised and expired	-	-	-
Total – as of May 31, 2013	771,000	-	-
Issued on June 7, 2013	165,000	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	135,000	$1.00	January 29, 2019
Issued Series A warrants on January 29, 2014 - Repriced	260,000	$0.25	January 29, 2019
Issued Series B warrants on January 29, 2014	135,000	$2.00	January 29, 2019
Issued Series B warrants on January 29, 2014 - Repriced	260,000	$0.25	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	469,000	$1.00	April 1, 2019
Issued Series B warrants on April 1, 2014	469,000	$2.00	April 1, 2019
Issued to Lender – Line of Credit	800,000	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014	33,333	$2.20	April 23, 2019
Issued Series C warrants on May 30, 2014	666,667	$2.20	May 30, 2019
Exercised and expired	-
Total – as of May 31, 2014	4,786,000
Issued Series C warrants on June 27, 2014	166,667	$2.20	June 27, 2019
Issued Series C warrants on September 2, 2014	83,333	$2.20	September 2, 2019
Issued Series D warrants on October 6, 2014	33,333	$2.20	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	$2.20	October 27, 2019
Issued warrants – consultants	330,000	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	$1.50	May 31, 2017
Exercised and expired	-
Total – as of May 31, 2015	5,522,666
Issued warrants to advisory board on September 28, 2015	300,000	$1.00	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	$1.00	April 7, 2019
Issued warrants to consultant on November 5, 2015	100,000	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,400,000	$0.01	December 29, 2020
Issued warrants to advisory board on March 21, 2016	1,750,000	$0.25	March 21, 2021
Issued warrants to consultant on May 1, 2016	4,000,000	$0.25	May 1, 2021
Issued warrants on May 1, 2016	1,704,680	$0.01	May 1, 2021
Issued warrants for private placement on April 18, 2016	1,008,000	$0.25	April 18, 2021
Issued warrants for private placement on May 17, 2016	2,640,000	$0.25	May 17, 2021
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	$1.00
Total – as of May 31, 2016	39,055,346

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

On September 15, 2015, the Company finalized its purchase of Intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the quarter, 12,998,682 shares were issued and valued at $1,806,608 leaving 18,988,318 shares to be issued at May 31, 2016.

On April 18, 2016, the Company issued 1,008,000 shares of common stock for $252,000 cash received against the first tranche of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share. These warrants will vest in increments of thirds with the first 1/3 being vested on April 17, 2017, second increment of 1/3 on April 17, 2018, and last 1/3 on April 17, 2019.

On May 17, 2016, the Company issued 2,640,000 shares of common stock for $660,000 cash received against the second tranche of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share. (Note 10) 1,200,000 of the shares from the second tranche for $300,000 were issued to two members of the board of directors. (Note 13) These warrants will vest in increments of thirds with the first 1/3 being vested on May 16, 2017, second increment of 1/3 on May 16, 2018, and last 1/3 on May 16, 2019.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

For those investors who are not U.S. citizens or entities, the offer and sale of all shares of our common stock and warrants listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the shares of our common stock and warrants directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the Subscriber to purchase the shares of our common stock and warrants have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) audited consolidated financial statements for the fiscal years ended May 31, 2016 and 2015 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this report.

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of May 31, 2016 or May 31, 2015.

The discussion and analysis of our financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We were originally incorporated under the laws of the State of Delaware on November 3, 2010 under the name of “Plesk Corp.” Our initial business plan was to import consumer electronics, home appliances and plastic house wares. In March 2013, we changed our name to YAPPN Corp. and entered into an asset purchase agreement to acquire a prospective social media platform. Yappn delivers real-time language translation products which enable vendors and consumers to communicate freely with one another, each in their own preferred languages. The result is increased business and customer satisfaction.

For the years ended May 31, 2016 and 2015, we had revenues of $981,960 and $1,521,984, respectively. The limited operating revenues together with the costs we incurred for development of our business and increases in headcount resulted in net and comprehensive losses of $6,901,573 and $4,624,744 for the years ended May 31, 2016 and 2015, respectively. For the year ended May 31, 2016, we had assets totaling $6,405,223, liabilities totaling $9,631,891, and a stockholders’ deficit of $3,226,668. For the year ended May 31, 2015, we had assets totaling $1,470,823, liabilities totaling $8,114,106 and a stockholders’ deficit of $6,643,283.

Research and Development

We have incurred research and development expenses related to software development totaling $407,547 and $671,312 for the years ended May 31, 2016 and May 31, 2015, respectively. The research and development costs consisted of developmental services provided by Intertainment Media Inc. and our own development team of $51,453 ($498,979 – May 31, 2015) and external consultants’ fees of $356,094 ($172,333 – May 31, 2015).

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

Fair Value of Derivative Instruments

The Company has previously issued attached five year warrants as part of a subscription agreements that included convertible promissory notes, convertible debentures and line of credit, some of which had price protection provisions that expired after twelve months. Upon expiration of the price protection, the instruments were treated as an equity instrument.

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

Hybrid Financial Instruments

The Company elected to apply the fair value option to account for certain hybrid financial instruments. The Company made an irrevocable election to measure hybrid financial instruments including convertible debentures at fair value in their entirety, with changes in fair value recognized in earnings at each balance sheet date. The election may be made on an instrument by instrument basis.

Fair Value of Convertible Notes

The Company has issued convertible notes that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value. These instruments are measured at the greater of the present value of the note discounted at market rates and the value using a binomial lattice valuation methodology and are included in the consolidated balance sheets under the caption “convertible promissory notes and debentures”. Any unrealized and realized gains and losses related to the convertible notes are recorded based on the changes in the fair values and are reflected as financing expenses on the consolidated statements of operations and comprehensive loss. The Company did not have any of these convertible notes as at May 31, 2016.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses for the fiscal years ended May 31, 2016 and 2015.

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

RESULTS OF OPERATIONS

Years ended May 31, 2016 and May 31, 2015

Revenues

We are in the process of commercialization of our various product offerings. We had revenues of $981,960 and $1,521,984 for the years ended May 31, 2016 and May 31, 2015, respectively. $812,533 of revenue for the year ended May 31, 2016 related to professional services provided for Digital Widget Factory. We billed Digital Widget Factory $802,592 for year ended May 31, 2016, that has not been recorded as revenue in our financial statements. Our company has received acknowledgment and acceptance of the services performed during the year ended May 31, 2016, however due to the long period without payment, our management has determined the revenue recognition criteria starting at the beginning of our second quarter for Digital Widget Factory (Belize) (“DWF”) has not been met until cash is received. Our company and DWF executed a secured promissory note to enable full and complete payment of the total billings incurred, both recognized and unrecognized as at May 31, 2016. The promissory note is secured by DWF’s Intelligent Content Enterprises Inc. (“ICE”) stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable includes monthly payments of differing amounts with the final payment scheduled by November 30, 2016. We did recognize $55,428 in revenue from DWF based on payments received against the outstanding billings. Comparative period revenues resulted from the professional services related to the DWF program. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings were made to DWF since that date. Billings as part of professional and language services for the program subsequent to February 29, 2016 were through ICE, and were expected and have been lower than the average billings to DWF. Our management has focused on developing relationships with large commercial partners and influencers, which has delayed revenue realization from prospective customers in recent quarters.

Cost of revenue

We incurred costs of revenues of $173,254 and $316,907, for the years ended May 31, 2016 and May 31, 2015, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $808,706 and $1,205,077, for the years ended May 31, 2016 and May 31, 2015, respectively.

Total operating expenses

During the years ended May 31, 2016 and 2015, total operating expenses were $6,063,843 and $5,186,787, respectively.

For the year ended May 31, 2016, the operating expenses consisted of marketing expense of $236,083, research and development expenses of $407,547, general and administrative expenses of $1,637,039, professional fees of $477,883, consulting fees of $1,392,165, depreciation of $409, amortization of $747,830, and stock based compensation of $1,164,887. For the comparable year ended May 31, 2015 the operating expenses consisted of marketing expenses of $1,099,054, research and development expenses of $671,312, general and administrative expenses of $1,394,474, professional fees of $293,373, consulting fees of $745,719, depreciation of $231, amortization of $nil and stock based compensation of $982,624.

Marketing Expenses

The reduction in marketing expenses of $862,971 or 79% is due mainly to a realignment of spending by the company. In the prior fiscal year, we incurred higher costs as a result of promoting FotoYapp, through participation in various sponsorship events, and through consultants used to promote the Yappn brand in fiscal 2015. In fiscal 2016, we substantially reduced the spending on consultants engaged in marketing activities and focused our efforts on operationalizing the current products based on more direct sales channels.

Research and Development

Research and development expenses decreased by $263,765 or 39% in fiscal 2016 over fiscal 2015. Our research and development costs are partially for fees to technology consultants from Intertainment Media and Ortsbo in the prior year, with higher weighting on our own employees and arm’s length third party consultants in the latter half of fiscal 2015 as reliance on these entities reduced over time. During the latter part of the year ended May 31, 2016, there were no research and development costs from Intertainment Media and Ortsbo. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses

General and administrative expenses increased by $242,565 or 17% in fiscal 2016 over fiscal 2015 including executive and office salaries, administrative services accounting and finance as well as general office expenses or costs. These costs have increased mainly due to employee related expenses as the overall headcount has increased although certain other costs have been reduced such as billings from Intertainment Media under the services agreement and employee headcount in the US office. Billings from Intertainment Media ceased due to the acquisition of the Intellectual Property and assets from Ortsbo on September 15, 2015 and the subsequent cancellation of the Services Agreement. We anticipate that costs in fiscal 2017 will be relatively consistent year over year as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Upon further significant increases in revenue, management will continue to hire qualified personnel, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Professional fees

Professional fees increased by $184,510 or 63% in fiscal 2016 over fiscal 2015 and includes audit and audit related services such as quarterly reviews, tax preparation and special engagements, and legal fees related to both ongoing operational compliance for the business and for financing closings. Although audit related fees have generally stayed consistent, the increase in legal fees was significant as a result of our fees related to a potential listing on a Canadian stock exchange, various financings that closed during fiscal 2016, as well as general corporate consulting.

Consulting fees

Consulting fees went up by $646,446 or 87% and are mainly due to a grant of a $200,000 debenture and 4,000,000 warrants to Imagination 7 Ventures, LLC, which is primarily controlled by our former CEO, David Lucatch, as well as some additional vendors engaged during the year. Consulting fees otherwise have been reduced year over year as we have significantly reduced the spending on consultants. This is also expected to be lower in the next fiscal year due to the Company’s overall realignment of spending.

Amortization of Intangible Assets

Amortization of $747,830 relates entirely to Technology and Intellectual Property purchased during the year which we are amortizing over 5 years on a straight-line basis. On September 15, 2015, we finalized our purchase of Intellectual property assets of Ortsbo, Inc. pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. Management expects the amortization cost to be higher in fiscal 2017 as the technology will be amortized over a full year.

Stock based compensation

Stock based compensation increased by $182,263 or 19%. This increase is due to the issuance of stock options in the current fiscal year, issuance of warrants to advisory board members, as well as continued vesting of existing options issued in the prior year. The higher cost for stock based compensation in the year of grant is due to large percentage of options vesting immediately. Overall values ascribed will be different for each period based on the underlying assumptions used at the time of each grant. The stock options expense is determined using the acceptable binomial tree valuation method, which is an acceptable method under US GAAP.

Total other income and expenses

Other (income) expenses totaled $1,646,436 and $643,034, for the years ended May 31, 2016 and May 31, 2015, respectively. The change of $1,003,402 is primarily due to interest expense, prepayment fees on variable notes, and miscellaneous (income)/expense. During the year ended May 31, 2016, total other (income)/expense consisted of interest expense of $894,467, financing expense on issuance of convertible promissory notes and common stock totaling $632,250, a gain resulting from the change in fair value of the derivative liabilities and convertible notes of $(209,995), prepayment fees on convertible notes with floating strike prices of $306,140, and other miscellaneous expense of $23,574. During the year ended May 31, 2015, total other (income)/expense consisted of interest expense of $367,895 and financing expenses on the issuance of convertible promissory notes and common stock totaling $1,128,257 a gain resulting from the change in the fair value of the derivative liabilities and convertible notes of ($691,743), prepayment fees on variable notes of $50,984, and miscellaneous other income of $(212,359).

Interest Expense

Interest expense increased by $526,572 or 143% for the year ended May 31, 2016 over the year ended May 31, 2015, respectively. The significant increase is mainly due to additional financings closed in fiscal 2016. We closed multiple secured debenture financings totaling approximately $6.7 million, most of which is new debt for the Company. Additionally, we incurred a higher penalty interest on convertible debentures from fiscal 2014 that reached maturity in late fiscal 2016.

Financing expense on issuance of convertible promissory notes and common stock

Financing expense decreased by $496,007 or 44% as we subscribed to fewer variables notes in fiscal 2016 than in fiscal 2015. The expense is a function of the underlying assumptions at the time of the grant. It is mainly driven by the strike price of the instrument and the stock price at the time of the grant. As this is a non-cash expense, based on financings and model outputs it is hard to estimate variability for this account.

Change in fair value of derivative liabilities and convertible promissory notes

Change in fair value of derivative liabilities and convertible promissory notes expense was higher by $481,748 or 70% in fiscal 2016 over fiscal 2015 as the existing debt instruments continued to have fair value adjustments in addition to the new secured debentures that were issued during the current fiscal year. The total fair value change is a gain due to the revaluations on the variable conversion priced notes and the underlying assumptions used to value them using the binomial tree valuation method which includes elapsed time, and market price decreases.

Payment fees on variable conversion priced notes

Payment fees on variable conversion priced notes is significantly higher by $255,156 or 500% in fiscal 2016 over fiscal 2015 as we repaid the variable conversion priced notes in the current fiscal year, most of which were subscribed in the latter half of fiscal 2015. As of end of fiscal 2016, we do not have any further variable conversion priced notes.

Miscellaneous expense/(income)

Miscellaneous expense/(income) increased by $235,933 or 111% in fiscal 2016 over fiscal 2015. The expense/(income) is largely a function of foreign exchange expense/(income) and write-off of payables that Company does not expect to pay either due to a settlement or management has concluded the obligations are barred by the statute of limitations. A small portion of the foreign exchange is a cash expense in bank spread for currency variance conversion between the US dollar and the Canadian dollar. The remaining foreign exchange expense/ (income) was incurred on changes in the foreign exchange and the foreign denominated liabilities. Miscellaneous (income) in the prior fiscal year can be mainly attributed to the write-off of payables in the amount of ($185,860) compared to an expense of $2,850 in the current fiscal year.

During the year ended May 31, 2016 and year ended May 31, 2015, we raised $3,259,126 and $2,742,263, respectively, in net cash from short term notes payable, line of credit, convertible notes and debentures through normal channels, and private placements. For accounting purposes, since certain financial instruments had convertible provisions they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and adjusted accordingly to market at the close of the period. The financing expense associated with the capital raises and prior obligations were $632,250 and $1,128,257 for years ended May 31, 2016 and May 31, 2015, respectively. There was less financing raised in the year ending May 31, 2016 from convertible notes from a larger number of third parties in contrast to the comparative period in 2015; instead we made more use of secured convertible and non-convertible debenture financing and bridge loans from a group with one main lead lender.

For the year ended May 31, 2016, the gain from fair value adjustment largely relates to accretion fair value changes on various convertible notes as well as fair value change on variable notes which are a product of stock price and days to maturity. In the comparative period in 2015, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain of $209,995 for the year ended May 31, 2016 in contrast to a larger gain of $691,743 for the year ended May 31, 2015, for a change of $481,748.

Net loss and comprehensive loss

During the years ended May 31, 2016 and 2015, we had net loss and comprehensive loss of $6,901,573 and $4,624,744 respectively.

Liquidity and Capital Resources

As of May 31, 2016, we had a cash balance of $448,575, which is an increase of $429,079 from the ending cash balance of $19,496 as of May 31, 2015. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued secured debentures, short term notes, and convertible debt instruments for gross cash receipts of $3,259,126 and $2,742,263 for the year ended May 31, 2016 and the year ended May 31, 2015, respectively.

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

On July 15, 2015, we completed a secured debt financing of $4.5 Million of 12% Secured Debentures. The Secured Debentures had an original maturity date of December 31, 2015. Subsequent to the end of the second fiscal quarter, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to our company.

We received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015. $2,000,000 of the $4.5 million financing is conversion of a portion of our existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, we closed the acquisition of intellectual property from Ortsbo Inc., and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,388 that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at May 31, 2016, was $4,550,388.

On December 30, 2015, we completed a secured debenture and warrant financing originally for $2,086,000 through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments and having an exercise price of $0.01 per share. The units were sold at $1.00 per unit. This closing includes conversion of $1,201,000 in short term loans advanced during the quarter prior to the closing of this secured debenture. Additionally, this includes $46,000 that we initially anticipated subscription receipts for, however funds were not received; therefore $46,000 of the subscription receivable was deducted from debentures in the fourth quarter of fiscal 2016. On May 1, 2015 the Company closed a final tranche of this financing for $370,468 which includes $170,468 in cash and $200,000 in settlement of a consultant obligation. The $200,000 debenture did not include the attached warrants as they were waived by the consultant.

During fiscal 2015, we raised $1,135,857 via various convertible promissory notes and debentures, $1,367,025 from line of credit, and $817,152 from short term loans. Company also repaid $204,093 of various convertible promissory notes and debentures, and $373,678 of short term loans.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We experienced negative cash flows from operations since inception and have incurred a deficit of $21,664,425 through May 31, 2016.

As of May 31, 2016, we had a working capital deficit of $2,991,854. During the year ended May 31, 2016, net cash used in operating activities was $2,794,756. Management expects to have similar cash needs for the next twelve months. At the present time, we do not have sufficient funds to fund operations over the next twelve months.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We have realized limited revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to meet its operating cash flow requirements from financing activities until the future operating activities become sufficient to support the business to enable us to continue as a going concern. Management continues to work on generating operating cash flows from the commercialization of its business. Until those cash flows are sufficient, we will pursue other financing when deemed necessary.

Management is pursuing a number of different financing opportunities in order to execute our business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the year ended May 31, 2016, we raised $3,259,126 through various financial instruments, net of repayments. Subsequent to the year ended May 31, 2016, we raised $100,000 in cash proceeds.

There can be no assurance that the raising of future equity or debt will be successful or that our anticipated financing will be available in the future, at terms satisfactory to us. Failure to achieve the equity and financing at satisfactory terms and amounts could have a materially adverse effect on our ability to continue as a going concern. If we cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports it files or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions.

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2016 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of May 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of May 31, 2016, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of May 31, 2016, our internal control over financial reporting was effective.

(b) Changes In Internal Control Over Financial Reporting

During the year ended May 31, 2016, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

Ed Karthaus	57	Chief Executive Officer and Director

Craig McCannell	39	Chief Financial Officer

Anthony R. Pearlman	54	Chief Technology Officer

Steven Taylor	47	Chief Sales Officer

David Berry	51	Director

C. Kent Jespersen	70	Chairman of the Board and Director

Carrie Stone	59	Director

Tracie Crook	51	Director

David Fleck	56	Director

Luis Vazquez-Senties	68	Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Ed Karthaus, Chief Executive Officer and Director. Ed Karthaus has more than 30 years of experience in the technology, financial services and telecommunications industries. He was previously the COO of Teneda Inc. and has held senior executive leadership roles at Prophix Software Inc., D+H, Filogix LP and NCR Canada. He has served on the Board of Directors of the Research, Innovation and Commercialization Centre (RIC Centre) and remains an Advisor today. Ed began his career with Xerox Canada and Oracle Canada.

Craig McCannell, Chief Financial Officer. Mr. McCannell, 39, is the Chief Financial Officer of Yappn Corp. and the CFO of Intertainment Media Inc. since July 2013 and the Director of Finance of Intertainment Media, Inc. from January 2012 to July 2013. Mr. McCannell served as an account executive for Robert Half Management Resources from April 2011 to September 2011 and a Senior Manager in the Assurance practice for Ernst & Young LLP from September 1999 to August 2010.

Anthony R. Pearlman, Chief Technology Officer. Mr. Pearlman, 54, is a seasoned technology expert with over 25 years of experience providing high-tech services and solutions including all facets of technology and business development, combined with an extensive relationship network and global technology market knowledge to Government, Public, and Private Organizations. Mr. Pearlman was the President of Enghouse Systems Limited (TSX: ESL) for six years, where he was responsible for the operational management of a global software development company serving the needs of multiple verticals with a diversified offering of enterprise software and service solutions. Prior to working for Enghouse, Mr. Pearlman was the CIO for Valu-net Corporation for six years and was responsible for the operational management of one of the first leading edge eCommerce development companies in North America.

Steven Taylor, Chief Sales Officer, Mr. Taylor, 47 has over 23 years of experience in driving profitable growth in Advertising, Digital Media and Software as a Service (SaaS). Prior to joining Yappn, Mr. Taylor was the CEO of Resolver Inc. from 2002 until 2015 when the company was sold to Klass Capital. During his tenure at Resolver, Mr. Taylor oversaw all aspects of the business including Sales, Marketing, Technology, M&A, Finance and Investor Relations. Prior to Resolver, Mr. Taylor was an instrumental part of Cyberplex’s growth in revenue from $1 Million to almost $40 Million over a five-year period. He speaks extensively at conferences on various topics including growing SaaS businesses, corporate governance and the translation technology solutions and industry.

David Berry, Director. David Berry, 51 obtained a BSc honours in mathematics from Queen’s University, an MBA in Finance and accounting from Rotman School of Management as well as a CFA and a CA. After leaving Ernst & Young LLP in 1995, David moved to Scotia McLeod. He ran the preferred share department from 1997 – 2005 and built it from a department that made virtually no money and had very little market share to the biggest profit center at Scotia Bank and a market share of 70%, numbers never seen before in Canada. He became the highest paid trader on Bay Street for this period. Since leaving Scotia he has been managing his personal portfolio, a portion of which he uses in a merchant bank type capacity financing companies that have great potential but have poor means to finance.

C. Kent Jespersen, Chairman. Kent Jespersen, 70, has extensive and diverse international experience in government, business, and executive leadership. He has diverse governance experience in a number of industries. He has held numerous leadership positions in national and international non-profit organizations. Mr. Jespersen is also a Director of Axia NetMedia Corporation, Chairman and Director of Seven Generations Ltd. and Chairman and Director of Iskander Energy Corp. Mr. Jespersen holds a Bachelor of Science in Education and a Master of Science in Education from the University of Oregon.

Carrie Stone, Director. Carrie Stone, 59, is President of cStone & Associates, an international executive search firm, performing senior executive and board assignments since 2003. She advises companies and boards on complex business issues and strategies for talent acquisition, pay for performance, transition, and succession planning. Ms. Stone served as a venture partner with Enterprise Partners Venture Capital, a $1.1B venture fund investing in disruptive technologies and biotechnology. Prior CEO leadership and senior executive experience includes building high growth consumer products and retail business with the Walt Disney Company and JCrew. Ms. Sone is a member of the corporate directors forum, serving on the director of the year nominating committee. Ms. Stone was named to the Agenda Compensation 100, identifying the 100 top candidates to serve on compensation committees. Ms. Stone co-founded the San Diego Women Corporate Directors Chapter in 2013. She serves on the Executive Committee. She is an 18 year Member of Young Presidents’ Organization/World President’s Organization including serving on the International Board Of Directors, International Forum Committee Chair, Compensation And Diversity Committees, and, Committee Leadership of 8 Global Leadership Conferences. Ms. Stone Holds a B.S. From the University Of Vermont, attended Stanford University Law School Director’s College, and Harvard Business School’s Executive Education, Compensation Committees.

David Fleck, Director. Mr. Fleck, 56, has had a 27 year career in the financial services industry starting as an investment banker with Merrill Lynch Canada in 1986. In 1989 he joined the Institutional Equity team at Burns Fry Ltd and remained with the firm after it was bought out by the Bank of Montreal in 1994. A few years later he became Global Co-Head of the Equity Group at the bank. In 2008, David retired from BMO Capital Markets and started an interesting career path in the midst of a global financial crisis. In 2009 he became president of an international quantitatively based money manager called Mapleridge Capital. In 2011 he accepted the position of President and CEO of Macquarie Capital Markets Canada, a full service capital markets business. David is currently a partner at Delaney Capital Management, a Canadian based money management firm with approximately $2 billion in assets under management. David is a board member of Alamos Gold Inc. and has served as a director of a number of Canadian based charities. He is currently Vice-Chair of Soulpepper Theatre Company and a board member of the Art Gallery of Ontario Foundation. He received his MBA from INSEAD and recently completed the Institute of Corporate Directors program at the Rotman School of Management.

Luis Vazquez-Senties, Director, Mr. Vazquez-Senties, 68, is the founder and Chairman of the Board of Directors of Diavaz since 1982 to date. Diavaz is made up by 15 companies, all of them related to the Mexican energy industry, ranging from oil and gas exploration and production, its process, transportation, storage until its final consumption. He has been and still is an advisor of several national and international companies, all of them related to the energy industry. Eng. Mr. Vazquez-Senties was member of the Board of Directors at TransAlta from 2001 to 2009. Mr. Vazquez-Senties actively participates in a wide variety of Chambers, Associations, as well as Professional and Entrepreneurial Organizations. Currently, Eng. Mr. Vazquez-Senties is Vice President of Mexico´s Chapter of the World Energy Council, as well as Board Member of the Mexican Natural Gas Association. Mr. Vazquez-Senties is a chemical engineer, who graduated from Ryerson University in Toronto, Canada.

Tracie Crook, Director. Tracie Crook, 51, is the Chief Operating Officer of McCarthy Tétrault LLP. Prior to that she was President and CEO of the ResMor Trust Company, a federally regulated mortgage provider, Director of Business Management for the TSX Group and Director of Management and Outsourcing with Sprint Canada. A Certified Director, Tracie currently sits on the Board of the Fraser Institute and was a former Board member of the Ontario Public Service Employees’ Union, the Housing Services Inc., and the GMAC Residential Funding of Canada Limited. Ms. Crook holds a Master of Science from Central Michigan University, a Bachelor of Business Administration from Ferris State University and has taken executive courses at Harvard Business School, the Massachusetts Institute of Technology (MIT) and Queen’s University.

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

Meetings and Committees of the Board of Directors

Our Board of Directors held 7 formal meetings during the year ended May 31, 2016.

The Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are David Fleck, who serves as Chairperson of the Audit Committee, Tracie Crook and C. Kent Jespersen. Our Board of Directors has determined that Mr. Fleck qualifies as a “financial expert” as that term is defined in the rules of the SEC implementing requirements of the SARBANES-OXLEY Act of 2002. The Audit Committee meets four (4) times per year.

The Board of Directors has a separately designated Compensation Committee.

The members of our Compensation Committee are Carrie Stone, who serves as Chairperson of the Compensation Committee, David Berry and C. Kent Jespersen.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the year ended May 31, 2016, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Yappn Corp during the year ended May 31, 2016, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2016. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the years ended May 31, 2016 and May 31, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Ed Karthaus, CEO	2016	47,633	0	0	193,006	0	0	3,176	243,815

Anthony R. Pearlman, CTO	2016	66,667	0	0	131,041	0	0	5,000	202,708

Steven Tylor, CSO	2016	27,425	0	0	96,503	0	0	1,097	125,025

Craig McCannell, CFO	2016	160,000	0	0	131,041	0	0	12,000	303,041
	2015	120,000	0	0	66,518	0	0	9,000	195,518

David Lucatch, Former CEO	2016	83,125	0	0	52,638	0	0	5,250	141,013
	2015	190,000	0	0	247,569	0	0	12,000	449,569

David Bercovitch, Former COO	2016	0	0	0	39,041	0	0	0	39,041
	2015	0	0	0	115,283	0	0	0	115,283

Mr. Neil Stiles was appointed as out Chief Executive Office on November 5, 2015 and resigned on February 21, 2016. Mr. Stiles received consulting fees of $75,000 and travel and accommodation expense reimbursement in relation to his executive position.

Employment Agreements

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

On January 1, 2016 we entered into an employment arrangement with Anthony R. Pearlman, our CTO, finalized by agreement on March 30, 2016 which has an indefinite term. Under the terms of this agreement, Mr. Pearlman will continue to serve as our Chief Technology Officer. Mr. Pearlman will receive a base salary of $160,000 per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. Pearlman will be entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits.

On February 22, 2016, we entered into an employment agreement with Edward Karthaus, our CEO, which has an indefinite term. Under the terms of this agreement, Mr. Karthaus will continue to serve as our Chief Executive Officer. Mr. Karthaus will receive a base salary of $225,000 CAD per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. Karthaus will be entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits.

On March 21, 2016, we entered into an employment agreement with Steve Taylor, our CSO, which has an indefinite term. Under the terms of this agreement, Mr. Taylor will continue to serve as our Chief Sales Officer. Mr. Taylor will receive a base salary of $180,000 CAD per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. Taylor will be entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits.

On June 1, 2014, we entered into an employment agreement with David Lucatch, our previous CEO, which had an indefinite term. Under the terms of this agreement, Mr. Lucatch would continue to serve as our Chief Executive Officer. Mr. Lucatch received a base salary of $190,000 per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. Lucatch was entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits. On November 5, 2015, Mr. Lucatch resigned as our Chief Executive Officer.

On October 31, 2014, we entered into a consulting agreement with Maranden Holdings, Inc., an entity controlled by David Bercovitch, memorializing the agreement by which David Bercovitch would act as our Chief Operating Officer. Under the terms of this agreement, Mr. Bercovitch served as our Chief Operating Officer. Maranden Holdings, Inc. received one hundred fifty thousand (150,000) common stock purchase warrants as compensation in lieu of cash salary, such common stock purchase warrants vesting over two years. Maranden Holdings, Inc. was entitled to certain bonus payments and payment of expenses. On May 1, 2016, Mr. Bercovitch resigned as our Chief Operating Officer.

Outstanding Equity Awards as of May 31, 2016

Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at May 31, 2016 are as follows:

	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ed Kauthaus	750,000	2,250,000	$0.25	March 21, 2021
Anthony R. Pearlman	375,000	1,125,000	$0.25	March 21, 2021
Steve Taylor	375,000	1,125,000	$0.25	March 21, 2021
David Lucatch*	200,000	100,000	$0.25	August 14, 2019
David Lucatch*	100,000	50,000	$0.25	March 2, 2020
Craig McCannell	40,000	20,000	$0.25	August 14, 2019
Craig McCannell	66,667	33,333	$0.25	March 2, 2020
Craig McCannell	375,000	1,125,000	$0.25	March 21, 2021
David Bercovitch**	100,000	50,000	$0.25	August 14, 2019
David Bercovitch**	26,667	13,333	$0.25	March 2, 2020

*On November 5, 2015, Mr. Lucatch resigned as our Chief Executive Officer.

** On May 1, 2016, Mr. Bercovitch resigned as our Chief Operating Officer.

The Company has no stock appreciation rights.

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None.

Non-Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Compensation of Directors

Directors who provide services to the Company in other capacities have been previously reported under “Summary Compensation”. The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended May 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total (1) ($)
Edward Karthaus	0	0	0	0	0	0	0
David Berry	0	0	0	0	0	0	0
C. Kent Jespersen	0	0	0	0	0	0	0
Carrie Stone	0	0	0	0	0	0	0
Tracie Crook	0	0	0	0	0	0	0
David Fleck	0	0	0	0	0	0	0
Luis Vazquez-Senties	0	0	0	0	0	0	0

(1)	The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Binomial lattice model theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

On March 21, 2016, the Board of Directors passed a resolution for a contingent common stock award in line with the metrics used in the CEO’s targets for additional bonus compensation. The award would see the members of the board of directors as well as the advisory board members receive common shares for the Company reaching revenue milestones. Per the resolution, 500,000 common shares for each director and 250,000 for each advisory board member would be issued when the following milestones are met: (i) $3.5 million in new revenue generated and realized within 12 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date; or (ii) $5 million of new revenue generated and realized within 24 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date.

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity.

Since our incorporation on November 3, 2010 and until May 31, 2016, we have not paid any cash compensation to our directors in consideration for their services rendered to our Company in their capacity as such. Directors have been granted stock options as noted above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of August 18, 2016 regarding the beneficial ownership of our common stock, based on an aggregate of 38,509,497 shares of common stock consisting of (a) 30,081,163 shares of common stock issued and outstanding and (b) 8,428,334 issuable upon the conversion of securities, by (i) each executive officer and director; (ii) all of our executive officers and directors as a group; and (iii) each person or entity who, to our knowledge, owns more than 5% of our common stock.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners
Intertainment Media, Inc. (2)	16,812,500	45.43%

Officers and Directors
Edward Karthaus (3)	750,000	2.03%
Anthony R. Pearlman (4)	501,667	1.36%
Craig McCannell (5)	501,667	1.36%
Steve Taylor (6)	375,000	1.01%
Luis Vazquez-Senties (7)	3,116,667	8.42%
C. Kent Jespersen (8)	801,533	2.17%
David Berry (9)	287,121	0.78%
Carrie Stone	0	0.00%
Tracie Crook (10)	90,000	0.24%
David Fleck (11)	350,000	0.95%

All executive officers and directors as a group (ten persons)(12)	6,928,334	18.72%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of August 18, 2016. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of August 18, 2016 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of 15,312,500 shares of common stock held by Intertainment Media, Inc. and 1,500,000 shares of common stock held by Ortsbo, Inc., a wholly owned subsidiary of Intertainment Media, Inc. Intertainment Media, Inc. is controlled by S. Wayne Parsons and has an address of Unit 11 - 1673 Richmond Street, London, Ontario N6G 2N3

(3)	Consists solely of beneficially owned shares of common stock underlying convertible securities.

(4)	Consists solely of beneficially owned shares of common stock underlying convertible securities.

(5)	Consists solely of beneficially owned shares of common stock underlying convertible securities.

(6)	Consists solely of beneficially owned shares of common stock underlying convertible securities.

(7)	Consists of 800,000 shares of common stock and 2,316,667 beneficially owned shares of common stock underlying convertible securities.

(8)	Consists of 168,200 shares of common stock and 633,333 beneficially owned shares of common stock underlying convertible securities

(9)	Consists of 237,361 shares of common stock and 50,000 beneficially owned shares of common stock underlying convertible securities. In addition, David Berry controls Winterberry Investments Inc., where there is an outstanding obligation to issue 17,687,500 Shares

(10)	Consists of 40,000 shares of common stock and 50,000 beneficially owned shares of common stock underlying convertible securities

(11)	Consists of 300,000 shares of common stock and 50,000 beneficially owned shares of common stock underlying convertible securities.

(12)	Consists of an aggregate of 1,545,321 shares of common stock and 6,928,334 beneficially owned shares of common stock underlying convertible securities.

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

The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws.

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

As of August 18, 2016, we have no Series A Convertible Preferred Stock issued and outstanding.

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

For the year ended May 31, 2016, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $146,982. As of May 31, 2016 the related party liability balance totaled $16,654.

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

Director Independence

Mr. C. Kent Jespersen, Ms. Carrie Stone, Ms. Tracie Crook, Mr. Luis Vazquez-Senties and Mr. David Fleck were each deemed to be an “independent director”, as that term is defined by the listing standards of the national exchanges and SEC rules.

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company’s current principal accountant, MNP, LLP, were as follows:

	Year Ended	Year Ended
	May 31,	May 31,
	2016	2015
Audit fees (1)	$64,200	53,500
Audit related fees (2)	$67,677	51,146
Tax fees (3)	$3,852	17,530
All other fees (4)	$-	-

(1)	Audit Fees

The aggregate fees billed by our principal accountant, MNP, LLP, for the May 31, 2016 and May 31, 2015 audit of our annual financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2016 and May 31, 2015.

(2)	Audit-Related Fees

The aggregate fees billed by our principal accountants for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended May 31, 2016 and May 31, 2015.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, tax planning and tax preparation for the fiscal years ended May 31, 2016 and May 31, 2015.

(4)	All Other Fees

The aggregate fees billed for products and services provided by our principal accountants for the fiscal years ended May 31, 2016 and May 31, 2015, other than for audit fees and tax fees.

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

YEAR ENDED MAY 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yappn Corp.,

We have audited the accompanying consolidated balance sheets of Yappn Corp. (the "Company") as of May 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended. Yappn Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yappn Corp. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants Licensed Public Accountants

Mississauga, Ontario August 16, 2016

YAPPN CORP.

CONSOLIDATED BALANCE SHEETS

	Note	As of May 31, 2016	As of May 31, 2015
Assets
Current assets:
Cash		$448,575	$19,496
Accounts receivable	3	29,244	1,444,009
Note receivable	3	1,123,289	-
Prepaid expenses		113,262	6,068
Total current assets		1,714,370	1,469,573

Equipment, net		14,632	1,250
Intangible assets	4	4,676,221	-
Total Assets		$6,405,223	$1,470,823

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$533,030	$340,041
Accrued expenses		1,417,265	543,535
Accrued development and related expenses - related party	13	16,654	468,766
Short term loans	5	284,451	791,928
Line of credit	6	-	2,167,025
Deferred revenue		-	12,500
Convertible promissory notes and debentures	7	2,454,824	3,477,825
Total current liabilities		4,706,224	7,801,620

Other liabilities:
Long term secured debentures	6	4,550,388	-
Convertible secured debentures	8	375,279	-
Convertible promissory notes and debentures	7	-	312,486
Total Liabilities		9,631,891	8,114,106

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	10	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized; 30,081,163 issued and outstanding (May 31, 2015 – 13,422,814)	9	15,100	13,423
Common stock, par value $.0001 per share, 20,308,890 shares subscribed not issued (May 31, 2015 – 99,344)	9	3,068,945	124,567
Additional paid-in capital		15,353,712	7,981,579
Deficit		(21,664,425)	(14,762,852)
Total Stockholders' Deficit		(3,226,668)	(6,643,283)
Total Liabilities And Stockholders' Deficit		$6,405,223	$1,470,823

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the year ended May 31
	Note	2016	2015

Revenues		$981,960	$1,521,984

Cost of revenue		173,254	316,907

Gross profit		808,706	1,205,077

Operating expenses:
Marketing		236,083	1,099,054
Research and development expenses		407,547	671,312
General and administrative expenses	13	1,637,039	1,394,474
Professional fees		477,883	293,373
Consulting		1,392,165	745,719
Depreciation		409	231
Amortization		747,830	-
Stock-based compensation	12	1,164,887	982,624
Total operating expenses		6,063,843	5,186,787

Loss from operations		(5,255,137)	(3,981,710)

Other expense (income):
Interest expense		894,467	367,895
Financing expense on issuance of convertible promissory notes and common stock		632,250	1,128,257
Change in fair value of derivative liabilities and convertible promissory notes		(209,995)	(691,743)
Payment fees on variable notes		306,140	50,984
Miscellaneous expense (income)		23,574	(212,359)
Total other expense		1,646,436	643,034

Net loss before income taxes		(6,901,573)	(4,624,744)

Provision for income taxes		-	-

Net loss and comprehensive loss for the year		$(6,901,573)	$(4,624,744)

Net loss per weighted-average shares of common stock – basic		$(0.32)	$(0.36)

Net loss per weighted-average shares of common stock – diluted		$(0.32)	$(0.36)

Weighted-average number of shares of common stock issued and outstanding – basic		21,299,698	12,950,438

Weighted-average number of shares of common stock issued and outstanding – diluted		21,299,698	12,950,438

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended May 31, 2016 and 2015

	Common				Preferred		Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance - May 31, 2014	12,585,579	12,586	-	-	201,000	201	4,071,022	(10,138,108)	(6,054,299)

Reclassification of warrant liabilities to equity	-	-	-	-	-	-	1,851,089	-	1,851,089
Warrants associated with a convertible debt	-	-	-	-	-	-	37,100	-	37,100
Issuance of warrants classified as equity	-	-	-	-	-	-	3,960	-	3,960
Stock options issued	-	-	-	-	-	-	982,624	-	982,624
Stock to be issued under prior obligations	-	-	99,344	124,567	-	-	-	-	124,567
Beneficial conversion feature	-	-	-	-	-	-	622,636	-	622,636
Stock issued to consultants and vendors	329,000	329	-	-	-	-	307,638	-	307,967
Issuance of common stock on conversion of Series A Preferred stock	201,000	201	-	-	(201,000)	(201)	-	-	-
Issuance of common stock on conversion of convertible debt	307,235	307	-	-	-	-	105,510	-	105,817
Net loss for the year ended May 31, 2015	-	-	-	-	-	-	-	(4,624,744)	(4,624,744)

Balance - May 31, 2015	13,422,814	13,423	99,344	124,567	-	-	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	-		1,164,887	-	1,164,887
Stock issued on exercise of warrants	11,667	12	-	-	-	-	(12)	-	-
Issuance of common stock for purchase technology	12,998,682	1,300	-	-	-	-	1,805,308	-	1,806,608
Stock to be issued for purchase of technology	-	-	18,988,318	2,639,071	-	-	-	-	2,639,071
Issuance of warrants classified as equity	-	-	-	-	-	-	1,279,846	-	1,279,846
Warrants associated with a secured convertible debenture	-	-	-	-	-	-	1,700,052	-	1,700,052
Common stock associated with common stock and warrants financing	3,648,000	365	-	-	-	-	568,561	-	568,926
Warrants associated with common stock and warrant financing	-	-	-	-	-	-	343,074	-	343,074
Shares to be issued on conversion of debt	-	-	1,221,228	305,307	-	-	-	-	305,307
Beneficial conversion feature	-	-	-	-	-	-	510,417	-	510,417
Net loss for the year ended May 31, 2016	-	-	-	-	-	-	-	(6,901,573)	(6,901,573)
Balance – May 31, 2016	30,081,163	15,100	20,308,890	3,068,945	-	-	15,353,712	(21,664,425)	(3,226,668)

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended May 31, 2016	For the year ended May 31, 2015
Cash Flows From Operating Activities:
Net loss and comprehensive loss	$(6,901,573)	$(4,624,744)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	409	231
Amortization	747,830	-
Stock-based compensation	1,164,887	982,624
Change in fair value of derivative liabilities and convertible promissory notes	(209,995)	(691,743)
Financing expense on issuance of convertible promissory notes, and common stock	632,250	1,128,257
Stock issuance for consulting services and licensing rights	-	307,967
Debenture issuance for consulting services	200,000	-
Warrants issued for consulting services	721,200	-
Unrealized foreign exchange and vendor settlements	63,847	-
Changes in operating assets and liabilities:
Accounts receivable	1,414,765	(1,444,009)
Note receivable	(1,123,289)	-
Prepaid expenses	(107,194)	(2,758)
Accounts payable and accrued liabilities	1,066,719	298,359
Accrued development and related expense - related party	(452,112)	323,450
Deferred revenue	(12,500)	12,500
Net Cash Used in Operating Activities	(2,794,756)	(3,709,866)

Cash Flows From Investing Activities:
Capital expenditures	(13,785)	(1,593)
Expenditure on patents	(21,506)	-
Net Cash Used in Investing Activities	(35,291)	(1,593)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	90,750	1,135,857
Repayment of convertible promissory notes and debentures	(883,564)	(204,093)
(Repayment)/Proceeds from line of credit, net	(1,092,025)	1,367,025
Proceeds from secured debentures	2,096,652	-
Repayments of short term loans	(175,155)	(373,678)
Proceeds from short term loans	100,000	817,152
Proceeds from secured convertible debentures	2,210,468	-
Proceeds from common stock private placement	912,000	-
Net Cash Provided by Financing Activities	3,259,126	2,742,263

Net increase/(decrease) in cash	429,079	(969,196)
Cash, beginning of year	19,496	988,692
Cash, end of year	$448,575	$19,496

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued on exercise of warrants	$37,100	$-
Common stock issued for consulting services	$-	$307,967
Common stock issued for prior obligations	$-	$124,567
Conversion of short term loan and line of credit into secured debentures	$589,773	$100,000
Common stock issued for acquisition of technology	$1,806,608	$-
Common stock to be issued for acquisition of technology	$2,639,071	$-
Reclassifications of derivative liabilities to additional paid in capital	$-	$1,851,089
Common stock issued for fiscal 2016 private placement	$568,561	$-
Common stock to be issued for fiscal 2016 private placement	$305,307	$-
Cash paid during the year for interest	$77,941	$188,994

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

Notes to Consolidated Financial Statements

May 31, 2016

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 7,000,000 shares of common stock of the Company. As a result of this exchange, Intertainment Media Inc. acquired, at that time, a seventy percent (70%) ownership of the Company. On September 15, 2015, the Company closed the acquisition of Ortsbo Inc.’s (subsidiary of Intertainment Media Inc.) intellectual property. As a result of the acquisition, Intertainment Media Inc.’s ownership was reduced to 37%. The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Intangible Assets

Intangible assets consist of acquired technology, and patents, acquired from a related party and were accordingly recorded at the cost as recorded in the records of the related party at the time of acquisition (Note 4). The Company amortizes acquired technology over its estimated useful life considered to be 5 years, on a straight-line basis. Patents are amortized commencing at the receipt of approval of the patents or acquisition of patents. Should the patent process be unsuccessful, the entire amount relating to the patent is expensed in the period this is determined. The Company continually evaluates the remaining estimated useful life of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intagible Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there was no impairment in their carrying amounts at May 31, 2016.

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured. All of the Company’s current revenues are classified as services. Services are billed on a time and materials basis and are recognized as revenue as services are rendered at the time of billing which is typically a bi-weekly or monthly basis.

Cost of Revenue

The cost of revenue consists primarily of expenses associated with the delivery and distribution of services. These include expenses related to the operation of data centers, salaries, benefits and customer project based costs for certain personnel in the Company’s operations.

Marketing, Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $236,083 and $1,099,054 for the years ended May 31, 2016 and May 31, 2015.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2016, the Company had outstanding five year warrants to purchase an additional 39,055,346 shares of common stock (Note 10) at a per share exercise price ranging from $0.01 to $2.20, 10,390,000 stock options (Note 12) with an exercise price ranging from $0.25 to $1.00, and convertible notes and debentures that are convertible into 11,567,539 shares of common stock at the option of the holder based on the value of the debt host at the time of conversion with exercise prices ranging from $0.25 to $1.50. All of these issuances have a dilutive effect on earnings per share when the Company has net income for the period.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the consolidated statements of operations and comprehensive loss. There have been no penalties or interest related to unrecognized tax benefits reflected in the consolidated statements of operations and comprehensive loss for the years ended May 31, 2016 and May 31, 2015.

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

As of May 31, 2016 and May 31, 2015, the carrying value of accounts receivable, note receivable, accounts payable, accrued expenses, short term loans, accrued development and related expenses and line of credit approximated fair value due to the short-term nature of these instruments.

Fair Value of Derivative Instruments, and Warrants

The Company issued other five year warrants as part of subscription agreements that included convertible promissory notes, debentures and line of credit, some of which had price protection provisions that expired after twelve months. Upon expiration of the price protection, the instruments were treated as equity instruments.

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

Hybrid Financial Instruments

The Company elected to apply the fair value option to account for certain hybrid financial instruments. The Company made an irrevocable election to measure hybrid financial instruments including convertible promissory notes and debentures at fair value in their entirety, with changes in fair value recognized in earnings at each balance sheet date. The election may be made on an instrument by instrument basis.

Fair Value of Convertible Promissory Notes and Debentures

The Company has issued convertible promissory notes and debentures that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, these instruments are reflected at fair value. These instruments are measured at the greater of the present value of the note discounted at market rates or using a binomial lattice valuation methodology and are included in the consolidated balance sheets under the caption “convertible promissory notes and debentures”. Any unrealized and realized gains and losses related to the convertible promissory notes are recorded based on the changes in the fair values and are reflected as change in fair value of derivative liabilities and convertible promissory notes on the consolidated statements of operations and comprehensive loss.

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivatives feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company has determined there is no material impact to the accounting treatment of its hybrid financial instruments based on this new standard.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $21,664,425 through May 31, 2016.

As of May 31, 2016, the Company had a working capital deficit of $2,991,854. During the year ended May 31, 2016, net cash used in operating activities was $2,794,756. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

Implementation of the Company business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. The Company has realized limited revenues to cover its operating costs. As such, the Company has incurred an operating loss since inception. This and other factors raise substantial doubt about their ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet their obligations, to obtain additional financing as may be required, and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the year ended May 31, 2016, the Company raised $3,259,126 through various financial instruments, net of repayments. Subsequent to the year ended May 31, 2016, the Company raised $100,000 in cash proceeds (Note 15).

There can be no assurance that the raising of future equity or debt will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a materially adverse effect on the Company’s ability to continue as a going concern. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

3. Concentration of Credit Risk and Accounts and Note Receivable

All of the Company’s revenues are attributed to a small number of customers. One customer comprises 97% of the combined note and account receivable balance as at May 31, 2016 and 83% of the revenue recorded for the year ended May 31, 2016. One customer comprises 90% of the accounts receivable as at May 31, 2015 and 90% of the revenue recorded for the year ended May 31, 2015. The Company billed its largest customer $1,615,125 for the year ended May 31, 2016, $802,592 has not been recorded as part of the note receivable or revenue in the Company’s consolidated financial statements. Due to the long period without payment, the Company has determined the revenue recognition criteria starting at the beginning of the Company’s second quarter for Digital Widget Factory (Belize) (“DWF”) has not been met until  reasonable assurance over collectability has been established.

Effective February 29, 2016, DWF sold the technology platform, partially developed by Yappn, in conjunction with DWF’s principals, to Intelligent Content Enterprises Inc. (“ICE”) in exchange for shares of ICE. As part of the transaction, DWF received ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE. During the fourth quarter, the Company executed a promissory note from DWF, for the outstanding value of the billings of $2,125,000 (of which $1,123,289 is recorded as a note receivable at year end and was previously recognized in revenue and a trade receivable). The promissory note is secured by DWF’s ICE stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable includes monthly payments of differing amounts with the final payment scheduled by November 30, 2016.

Additionally, the Company received stock options for the purchase of shares of common stock of ICE from DWF. The first option entitles Yappn to subscribe for purchase from DWF up to 1,000,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.55 per share exercisable until $987,500 remains outstanding on the note receivable, of which the price of the option is offset against $550,000 of the remaining note receivable. DWF can elect to buy out the option at any time at a price of $0.75 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per promissory note. The second option entitles Yappn to subscribe for purchase from DWF up to 1,250,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.35 per share until $437,500 is remaining on the note receivable. DWF can elect to buy out the option at any time at a price of $0.50 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per promissory note. The value of these options is not recognized in the consolidated financial statements, as the maximum value recorded is limited to what has previously been recorded as revenue as at May 31, 2016.

4. Acquisition of Intellectual Property (and Reverse Split)

On September 15, 2015, the Company finalized its purchase of intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the second quarter of fiscal 2016, from the share issuance obligations from the purchase of the Ortsbo intellectual property assets, 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued as of May 31, 2016. As of the filing date, these aforementioned shares remain to be issued at the request of the holders. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of intellectual property from Ortsbo was $16,968,888, however, due to the common control of Ortsbo Inc. and the Company, the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015. The Company amortized $747,830 during the year ended May 31, 2016 and has a recorded value of $4,676,221 as at May 31, 2016.

In connection with the terms of the Asset Purchase Agreement related to the purchase of intellectual property assets of Ortsbo, the Company committed to complete a share consolidation. On September 9, 2015, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 10 shares of common stock. This amendment was approved and filed with the Delaware Secretary of State on September 9, 2015. FINRA declared the Company’s 1-for-10 reverse stock split ex-dividend date effective as of October 2, 2015. The reverse stock split reduced the Company’s common stock outstanding from approximately 134,344,806 shares to approximately 13,434,481 shares. The effect of this reverse stock split has been retrospectively reflected in these financial statements.

5. Short Term Loans

On April 1, 2014, the Company entered into a short term loan for $219,480 (Canadian $239,720) with a private investor. The loan had a maturity of July 10, 2014 with an interest rate of 1% per month. The Company repaid $46,025 (Canadian $50,000) in fiscal 2015 and $37,214 (Canadian $50,905) during the year ended May 31, 2016. As at May 31, 2016, the loan had a value of $105,885 ($138,815 Canadian).

On January 7, 2014, the Company borrowed $253,200 (Canadian $280,000) from a private investor. The loan had a term of three months and had an interest rate of 12% per annum payable at the maturity date. A preparation fee of 10% or $25,300 (Canadian $28,000) was paid at inception. The loan was extended past its due date of April 7, 2014 and is accruing interest without penalty until payment. On June 12, 2014, the Company repaid $142,506 (Canadian $152,000) against the loan and on June 27, 2014 $90,777 (Canadian $100,000) was retired and contributed to a subscription agreement for Units that included an unsecured 6% convertible debenture, $100 par value, convertible into shares of the Company’s common stock and 166,667 issuable shares of common stock (Series C warrants) at a purchase price of $2.20 per share (Note 7). As at May 31, 2016 an amount of $21,358 ($28,000 Canadian) remains outstanding.

On July 17, 2014, the Company borrowed $100,915 (Canadian $110,000) from a private investor in the form of a short term loan due on December 31, 2014. This loan carries a 1% arrangement fee and an interest rate of 1% per month. During fiscal 2015 $90,145 (Canadian $105,000) was repaid on this note. The remaining balance was repaid during the year ended May 31, 2016.

On August 4, 2014, the Company borrowed $93,458 (Canadian $100,000) in the form of a bridge loan from a private investor, with combined origination fees and interest of $3,210 (Canadian $3,500), due on August 14, 2014. The Company repaid $22,768 (Canadian $25,000) of this loan on August 25, 2014 and nil during the year ended May 31, 2016. As of May 31, 2016, the value of the remaining balance of the loan was $57,208 (Canadian $75,000).

On May 6, 2015, the Company borrowed $150,000 ($187,000 Canadian) in the form of a bridge loan from a private investor with a financing fee of $6,000 ($7,200 Canadian). This loan was paid back on June 30, 2015.

On May 11, 2015 and June 19, 2015, the Company received $497,728 ($596,000 Canadian) from intended subscribers for secured debentures, which closed on July 15, 2015. The Company treated these as a short term loans where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the secured debenture (Note 6).

On July 10, 2015, the Company borrowed $250,000 in the form of a bridge loan from a private investor. This loan was paid back on July 16, 2015.

During the year ended May 31, 2016, the Company received $1,201,000 from intended subscribers of a secured debenture financing closed on December 30, 2015 and $170,468 from a director that closed on May 1, 2016. The Company treated these as short term loans where interest is accrued at 12% (same rate as the secured debenture) for each lender from the date of the loan to the date of the subscription for the secured convertible debenture (Note 8).

During the fourth quarter of fiscal 2016, the Company received $100,000 from a director as an intended subscription in anticipation of a third closing of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 13, 15).

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2014	$220,159	$257,152	$-	$477,311
Borrowing during the first quarter	-	-	369,607	369,607
Borrowing during the third quarter	-	-	16,098	16,098
Borrowing during the fourth quarter	-	-	814,192	814,192
Total	-	-	1,199,897	1,199,897
Fair value adjustments	(21,589)	(1,356)	(21,893)	(44,838)
Repayments	(46,025)	(142,506)	(436,134)	(624,665)
Conversions	-	(90,777)	(125,000)	(215,777)
Fair value at May 31, 2015	$152,545	$22,513	$616,870	$791,928
Borrowing during the first quarter	-	-	328,265	328,265
Borrowing during the second quarter	-	-	1,201,000	1,201,000
Borrowing during the third quarter	-	-	170,468	170,468
Borrowing during the fourth quarter	-	-	100,000	100,000
Fair value adjustments	(9,446)	(1,155)	(22,822)	(33,423)
Conversions	-	-	(1,832,768)	(1,832,768)
Repayments	(37,214)	-	(403,805)	(441,019)
Fair value at May 31, 2016	$105,885	$21,358	$157,208	$284,451

6. Line of Credit and Secured Debentures

On April 7, 2014, the Company finalized its line of credit arrangement whereby the Company could borrow up to $3,000,000 from a third party lender. The loan agreement was for an initial two year term subject to the lender’s right to demand repayment of the outstanding balance. It carried an interest rate of 12% per annum and a 1% draw down fee on each draw. Pursuant to the loan agreement, the Company issued the lender warrants to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00. Upon the Company’s first draw down of $200,000 from the line of credit, 200,000 five year warrants vest. For each subsequent $100,000 the Company draws, 100,000 five year warrants vested until the 800,000 warrants were vested (Note 10). The Company’s shares of common stock that were issuable on the exercise of warrants were granted registration rights, allowing the shares to be sold. In addition, the Company entered into a general security agreement with the lender to which it granted the lender a first position security interest in all of its assets and in the event of default under the security agreement or the promissory note, the lender may foreclose on the assets of the Company.

During fiscal 2015, the Company borrowed $1,900,155 against the line of credit and repaid $533,130 resulting in a net additional amount drawn down against the line of credit of $1,367,025 and an outstanding obligation of $2,167,025 at May 31, 2015. During fiscal 2016, the Company borrowed $150,000 against the line of credit and converted $2,000,000 to secured debentures. The facility is no longer available to the Company and the outstanding obligation was $nil at May 31, 2016.

Yappn closed the first tranche of secured debentures in the amount of $4.5 million. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity was initially the earlier of the date proceeds are available from a public offering or December 31, 2015. During the third fiscal quarter, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to the Company. Yappn executed a non-binding letter of intent with Winterberry Investments Inc. ("Winterberry"), a private company led by Mr. David Berry, pursuant to which Winterberry will facilitate and manage the financing transaction as well as to advise on Yappn's future capital programs. The Company received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015 as described in Note 5. $2,000,000 of the $4.5 million financing is conversion of a portion of the Company’s existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, the Company closed the acquisition of intellectual property from Ortsbo, and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,388 that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at May 31, 2016, was $4,550,388 (Note 13).

7. Convertible Promissory Notes and Debentures

The Company has issued various convertible notes and debentures with various terms. As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company recorded these instruments as liabilities at fair value until the point in time when price protection clauses expired. The Company has determined the convertible notes and debentures to be Level 2 fair value measurement and where applicable has used the binominal lattice pricing model to calculate the fair value as of May 31, 2016, and the commitment dates.

The following is a summary of the convertible promissory notes and debentures as of May 31, 2016 and 2015:

Principal amounts:	JMJ Financial Notes	Convertible Debentures	Other Notes	Total
Total Borrowings at May 31, 2014	$80,000	$2,219,000	$92,500	$2,391,500
Borrowing on June 27, 2014	-	250,000	-	250,000
Borrowing on September 2, 2014	-	125,000	-	125,000
Borrowing on September 3, 2014	50,000	-	-	50,000
Borrowing on October 6, 2014	-	50,000	-	50,000
Borrowing on October 22, 2014	40,000	-	-	40,000
Borrowing on October 27, 2014	-	50,000	-	50,000
Borrowing on December 24, 2014	-	-	75,000	75,000
Borrowing on December 24, 2014	-	-	100,000	100,000
Borrowing on December 29, 2014	-	-	50,000	50,000
Borrowing on February 4, 2015	-	-	115,000	115,000
Borrowing on February 9, 2015	-	-	90,750	90,750
Borrowing on March 30, 2015	-	-	92,000	92,000
Borrowing on April 15, 2015	-	-	69,000	69,000
Borrowing on April 20, 2015	-	-	50,000	50,000
Borrowing on April 23, 2015	-	-	60,500	60,500
Borrowing on April 23, 2015	-	-	25,000	25,000
Conversions	(80,000)	-	-	(80,000)
Repayments	(90,000)	-	(92,500)	(182,500)
Total Borrowings at May 31, 2015	-	2,694,000	727,250	3,421,250
Borrowings on June 24, 2015	-	-	45,375	45,375
Borrowings on June 29, 2015	-	-	45,375	45,375
Repayments	-	-	(818,000)	(818,000)
Total Borrowings at May 31, 2016	$-	$2,694,000	$-	$2,694,000

Convertible notes and debt at fair value at May 31, 2014	$142,189	$2,264,140	$100,846	$2,507,175
Convertible notes and debt at fair value at the commitment date, issued during 2015	137,071	436,887	1,020,110	1,594,068
Change in fair value (from commitment date)	(70,223)	(755,194)	858,573	33,156
Repayments (cash)	(103,220)	-	(135,051)	(238,271)
Conversions to common stock	(105,817)	-	-	(105,817)
Convertible notes and debt at fair value at May 31, 2015	-	1,945,833	1,844,478	3,790,311
Convertible notes and debt at fair value at the commitment date issued during 2016	-	-	171,990	171,990
Change in fair value	-	768,991	(1,132,904)	(363,913)
Conversions to common share issuance obligation	-	(260,000)	-	(260,000)
Repayments (cash)	-	-	(883,564)	(883,564)
Convertible notes and debt at fair value at May 31, 2016	$-	$2,454,824	$-	$2,454,824

Balance at May 31, 2015
Current	-	1,633,347	1,844,478	3,477,825
Long term	-	312,486	-	312,486
	$-	$1,945,833	$1,844,478	$3,790,311
Balance at May 31, 2016
Current	-	2,454,824	-	2,454,824
	$-	$2,454,824	$-	$2,454,824

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

Iconic Holdings, LLC

On February 9, 2015, the Company sold a convertible note with a face value of $220,000, carrying a 10% original issuance discount. $90,750 was advanced to the Company on closing of the note. The convertible note matures on February 9, 2016 and has an interest rate on the principal balance of 10%. The note may be converted into shares of common stock of the Company at any time beginning on the 180th day of the date of the note at a conversion price of 60% of the lowest average daily trading price from the 25 days prior to conversion or $1.00, whichever is lower. The note carries early payback penalties on principal repayment which are 115% from 1-60 days, 125% between 61 and 120 days, 130% between 121 and 180 days, and may not be paid back after 180 days without consent from the Holder. During August 2015, the Company prepaid the portion of the convertible note advanced in February 2015 in the principal amount of $90,750. On June 24, 2015 and June 29, 2015, Iconic Holdings LLC, provided funding of $90,750 (two advances of $45,375) to the Company under the existing convertible note.  On January 5, 2016, the Company repaid this convertible note in full.

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

Accounting allocation of initial proceeds:	Second Quarter Fiscal 2015		Third Quarter Fiscal 2015	Fourth Quarter Fiscal 2015	First Quarter Fiscal 2016
Gross proceeds		$90,000	$430,750	$296,500		$90,750
Fair value of promissory notes		(137,071)	(656,507)	(363,604)		(171,990)
Fair value of equity warrant		-	(37,100)	-		-
Financing expense on the issuance of promissory notes		$47,071	$262,857	$67,104		$81,240

Key inputs to determine the fair value at the commitment date:
Stock price		$0.40-1.20	$0.50-0.70	$0.50-0.60		$0.60
Current exercise price		$0.40-0.60	$0.20-1.00	$0.30		$0.20
Time to expiration – days		389-436	181-365	250-366		225-230
Risk free interest rate		.1-.11%	.14-.26%	.09-.27%		.30-.27%
Estimated volatility		150%	150%	150%		150%
Dividend		-	-	-		-

Key inputs to determine the fair value at May 31, 2015:
Stock price	$	N/A	$0.50	$0.60	$	N/A
Current exercise price	$	N/A	$0.30-1.00	$0.30	$	N/A
Time to expiration – days		N/A	115-346	212-325		N/A
Risk free interest rate		N/A %	.07-.22%	.06-.26%		N/A %
Estimated volatility		N/A %	150%	150%		N/A %
Dividend		N/A	N/A	N/A		N/A

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $100 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series A Warrant) at an exercise price of $1.50; and, (iii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series B Warrant) at an exercise price of $2.00. (Note 10). The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private investor (Note 5).

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

The convertible debentures due on January 29, February 27, 2016, and April 1, 2016 were not repaid or converted into common shares of the Company by the maturity dates. Non-repayment of the debentures triggered a penalty interest rate whereby the stated interest rate goes up to 16% from the original 6%. The Company management is diligently working with the debenture holders on either extension terms or conversion into common shares as the Company does not currently have the ability to repay these debtholders in cash. $260,000 in principal value of debenture holders have agreed to accept an offer for additional investment which also carried with it an agreement to convert their debenture into common stock at a price of $0.25 per share and a repricing of previously issued warrants to a $0.25 exercise price per common share (Note 10).

The following table summarizes the fair values of Convertible Debentures with Series A and B Warrants and the respective inputs to determine fair values at the commitment date and the year-end dates.

Accounting allocation of initial proceeds:	January 29, 2014		February 27, 2014		April 1, 2014
Gross proceeds		$395,000		$305,000		$469,000
Fair value of the convertible promissory notes		(320,787)		(247,696)		(665,511)
Derivative warrant liability fair value – Series A (Note 11)		(161,950)		(125,050)		(776,664)
Financing expense on the issuance of instruments		$87,737		$67,746		$973,175

Key inputs to determine the fair value at the commitment date:
Stock price		$0.50		$0.50		$1.80
Current exercise price – promissory notes		$1.00		$1.00		$1.00
Current exercise price – Series A warrants		$1.50		$1.50		$1.50
Time to expiration – days (promissory notes)		732		731		731
Time to expiration – days (warrants)		1,826		1,826		1,826
Risk free interest rate (promissory notes)		.32%		.32%		.32%
Risk free interest rate (warrants)		1.52%		1.51%		1.74%
Estimated volatility		150%		150%		150%
Dividend		N/A		N/A		N/A
Market interest rate for the Company		18%		18%		18%

Key inputs to determine the fair value of the promissory notes at May 31, 2015:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		243		272		306
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A

Key inputs to determine the fair value of the promissory notes at May 31, 2016:
Stock price	$	N/A	$	N/A	$	N/A
Current exercise price	$	N/A	$	N/A	$	N/A
Time to expiration – days		-		-		-
Risk free interest rate		N/A %		N/A %		N/A %
Estimated volatility		N/A %		N/A %		N/A %
Dividend		N/A		N/A		N/A

Convertible Debentures with Series C or Series D Warrants

During the fourth quarter of fiscal 2014 the Company authorized and issued 1,050 Units for $1,050,000 to private investors. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share with a price protection clause on any conversion feature issued after the issuance date that mature in 2 years; and (ii) a warrant entitling the holder thereof to purchase 700,000 shares of common stock (Series C Warrant) at a purchase price of $2.20 per share that expires in 5 years (Note 10).

In the first and second quarter of fiscal 2015, the Company authorized and issued 7 issuances for 125, 125, 25, 75, 25, 50, and 50 Units. This total authorized and issuance of 475 Units, at a value of $475,000, was to seven independent accredited investors in exchange for $300,000 in cash and release of $90,777 (Canadian $100,000) in the loan originated on January 7, 2014 as described in Note 5 and $50,000 in settlement of trade payables. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share that matures in five years; and (ii) a warrant entitling the holder thereof to purchase 316,666 shares of common stock (Series D Warrant) at a purchase price of $2.20 per share that expires in five years (Note 10).

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

The following table summarizes the fair values of Convertible Debentures with Series C or Series D Warrants and the respective inputs to determine fair values at the commitment date and the year-end dates.

Accounting allocation of initial proceeds:	Fourth Quarter Fiscal 2014			First Quarter Fiscal 2015			Second Quarter Fiscal 2015
Gross proceeds		$1,050,000			$250,000			$225,000
Fair value of the convertible debentures		(852,726)			(254,167)			(182,720)
Fair value of liability warrants		-			-			(152,951)
Fair value of equity warrants		(197,274)			-			-
Financing expense on the issuance of derivative instruments		$-			$4,167			$110,671

Key inputs to determine the fair value at the commitment date:
Stock price		$1.50-1.60			$2.00		$	N/A
Current exercise price		$1.50			$1.50		$	N/A
Time to expiration – days		731			731			N/A
Risk free interest rate		.37%			.45%			N/A	%
Estimated volatility		150%			150%			N/A	%
Dividend		-			-			-
Market interest rate for the Company		18%			18%			N/A	%

Key inputs to determine the fair value of the convertible debentures at May 31, 2015:
Stock price	$	N/A		$	N/A		$	N/A
Current exercise price	$	N/A		$	N/A		$	N/A
Time to expiration – days		328-365			393			460-515
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%

Key inputs to determine the fair value of the convertible debentures at May 31, 2016:
Stock price	$	N/A		$	N/A		$	N/A
Current exercise price	$	N/A		$	N/A		$	N/A
Time to expiration – days		-			27			94-149
Risk free interest rate		N/A	%		N/A	%		N/A	%
Estimated volatility		N/A	%		N/A	%		N/A	%
Dividend		N/A			N/A			N/A
Market interest rate for the Company		N/A	%		N/A	%		N/A	%

8. Convertible Secured Debentures

On December 30, 2015, the Company completed a secured debenture and warrant financing originally for $2,086,000 ($1,075,000 from directors of the Company) through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested in one year, 1/3 to be vested in two years and 1/3 to be vested in three years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit. This closing includes conversion of $1,201,000 in short term loans advanced during the quarter prior to the closing of this secured debenture. Additionally, this includes $46,000 that the Company initially anticipated subscription receipts for, however funds were not received; therefore $46,000 of the subscription receivable was deducted from debentures in the fourth quarter of fiscal 2016.

Values were allocated for this private placement between the debt, equity warrants, and the beneficial conversion feature. The valuation approach involved determining a fair value for the debt and warrants and then using the relative fair value method to allocate value to these components. Based on relative fair values, the present value method was used to determine the fair values of the debt and the binomial tree option pricing model was used to determine the fair value of the warrants. The value of the interest and principal payments of the debentures resulted in a value of $459,020 for the debentures and the binomial model resulted in a value for warrants for $1,580,980. The assumptions used for the binomial model are: Volatility 177%, expected life of five years, risk free interest rate of 1.80%, and dividend rate of 0%. Additionally, this convertible secured debenture instrument includes a beneficial conversion feature as the effective conversion price is less than the Company’s market price of common stock on the commitment date. The value of this beneficial conversion feature is $459,020. The resulting fair value of the debt is $nil, with $1,580,980 allocated to equity warrants (Note 10) and $459,020 to the beneficial conversion feature, both which are recorded as components of additional paid in capital.

On May 1, 2016, the Company closed a secured debenture and warrant financing through conversion of a short term loan of $170,468 from a director of the Company that was otherwise payable on demand in cash. The offering of units was by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested immediately, 1/3 to be vested in one year and 1/3 to be vested in two years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit.

Values were allocated for this private placement between debt, equity warrants, and the beneficial conversion feature similar to the secured debenture and warrant financing of $2,040,000 closed in the third quarter (see above). The value of the interest and principal payments of the debentures resulted in a value of $51,396 for the debentures and the binomial model resulted in a value for warrants for $119,072. The assumptions used for the binomial model are: Volatility 180%, expected life of five years, risk free interest rate of 1.28%, and dividend rate of 0%. Additionally, this convertible secured debenture instrument includes a beneficial conversion feature as the effective conversion price is less than the Company’s market price of common stock on the commitment date. The value of this beneficial conversion feature is $51,396. The resulting fair value of the debt is $nil, with $119,072 allocated to equity warrants (Note 10) and $51,396 to the beneficial conversion feature, both which are recorded as components of additional paid in capital.

The difference between the fair value and face value of the debentures is to be accreted up to face value over the term to maturity using the effective interest method. The carrying value of the debenture liability as at May 31, 2016 is $170,932 for the December 30, 2015 closing and $4,347 for the May 1, 2016 closing, which is the amount of accretion recorded during the year ended May 31, 2016 which was recorded as change in fair value.

The following table summarizes the fair values of the components of the convertible secured debentures, including the debt, warrants, and the beneficial conversion feature.

Accounting allocation of initial proceeds:	December 30, 2015	May 1, 2016	Total
Gross proceeds	$2,040,000	$170,468	$2,210,468
Fair value of the convertible secured debt	-	-	-
Fair value of equity warrants (Note 10)	(1,580,980)	(119,072)	(1,700,052)
Beneficial conversion feature	(459,020)	(51,396)	(510,416)

Convertible secured debt at fair value at the commitment date, issued during 2016	$-	$-	$-
Change in fair value (from commitment date)	170,932	4,347	175,279
Repayments (cash)	-	-	-
Convertible secured debenture at fair value at May 31, 2016	$170,932	$4,347	$175,279

On May 1, 2016, the Company completed another secured debenture financing with a consultant in settlement of $200,000 in obligations with similar terms as the above private placement with no warrant financing, through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common (Note 13). The $200,000 debenture was accounted for as a single debt instrument.

9. Common Stock

On December 31, 2014, the Company’s authorized number of common shares was increased to 400,000,000.

From April 9, 2014 through February 3, 2015, various holders of convertible preferred stock exercised their right to convert to common stock. A total of 936,000 shares of convertible preferred stock were converted into common stock (Note 10).

During fiscal 2015, the Company issued 329,000 shares of common stock to consultants and vendors at a value of $307,967.

On August 31, 2015 the Company issued 11,667 shares of common stock in the form of a cashless exercise with a previous allocation to equity of $37,100 in full settlement of warrants issued to Typenex (Note 7).

On September 15, 2015, the Company closed an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of $16,968,888, which was paid by the assumption of $975,388 in debt and the issuance of $15,993,500 worth of Yappn restricted common shares (32 Million shares at $0.50 per share), however, due to the common control of Ortsbo Inc. and the Company, the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015. During the second quarter, 12,998,682 shares were issued at a value of $1,806,609 with obligations incurred to issue the remaining 18,988,318 shares when signed registration forms are all obtained by the Company. As at the filing date, the 18,988,318 shares at a value of $2,639,071 remain reserved but not issued (Note 4).

On April 18, 2016 the Company issued 1,008,000 shares of common stock for $252,000 cash received against the first tranche of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 10). These warrants will vest in increments of thirds with the first 1/3 being vested on April 17, 2017, second increment of 1/3 on April 17, 2018, and last 1/3 on April 17, 2019. Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $157,046 and $94,854 respectively. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.24%, and dividend rate of 0%.

On May 17, 2016 the Company issued 2,640,000 shares of common stock for $660,000 cash received against the second tranche of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 10). 1,200,000 of the shares from the second tranche for $300,000 were issued to two members of the board of directors (Note 13). These warrants will vest in increments of thirds with the first 1/3 being vested on May 16, 2017, second increment of 1/3 on May 16, 2018, and last 1/3 on May 16, 2019. Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $411,515 and $248,221 respectively. The assumptions used for valuation were: Volatility 179%, expected life of five years, risk free interest rate of 1.29%, and dividend rate of 0%.

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 7,592,667 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5, 2015, the Company filed a continuing registration statement in part to update to this S-1 filing, and subsequently filed an amendment to this filing and which is not, as of the date of this filing, been declared effective.

As part of the contractual rights of certain existing convertible debenture holders, the Company finalized its calculation of shares to be issued in association with the timing of filing its Registration Statement noted above. This resulted in a value of shares to be issued at 99,344 in the amount of $124,567. These shares have not been issued as of May 31, 2016.

10. Preferred Stock and Warrants

Series A Preferred Stock and attached warrants

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001.

The following table reflects the preferred stock activity for the years ended May 31, 2016 and May 31, 2015:

Preferred Stock
Total – as of May 31, 2014	201,000
Conversion of preferred stock into common stock	(201,000)
Total – as of May 31, 2015 and May 31, 2016	-

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

Warrants

The following is a summary of warrants issued, exercised and expired through May 31, 2016:

	Shares Issuable Under Warrants	Equity Value	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-	-
Issued on March 28, 2013	401,000	917,087	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	543,530	$0.54	May 31, 2018
Exercised and expired	-	-	-	-
Total – as of May 31, 2013	771,000	1,460,617	-	-
Issued on June 7, 2013	165,000	211,670	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	3,744	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	135,000	135,989	$1.00	January 29, 2019
Issued Series A warrants on January 29, 2014 - Repriced	260,000	261,906	$0.25	January 29, 2019
Issued Series B warrants on January 29, 2014	135,000	-	$2.00	January 29, 2019
Issued Series B warrants on January 29, 2014 - Repriced	260,000	-	$0.25	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	224,135	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	-	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	469,000	234,969	$1.00	April 1, 2019
Issued Series B warrants on April 1, 2014	469,000	-	$2.00	April 1, 2019
Issued to Lender – Line of Credit	800,000	1,495,200	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014	33,333	9,395	$2.20	April 23, 2019
Issued Series C warrants on May 30, 2014	666,667	187,574	$2.20	May 30, 2019
Exercised and expired	-	-	-	-
Total – as of May 31, 2014	4,786,000	4,225,199
Issued Series C warrants on June 27, 2014	166,667	-	$2.20	June 27, 2019
Issued Series C warrants on September 2, 2014	83,333	38,584	$2.20	September 2, 2019
Issued Series D warrants on October 6, 2014	33,333	15,567	$2.20	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	15,667	$2.20	October 27, 2019
Issued warrants – consultants	330,000	165,330	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	-	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	990	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	2,970	$1.50	May 31, 2017
Exercised and expired	-	-	-	-
Total – as of May 31, 2015	5,522,666	4,464,307
Issued warrants to advisory board on September 28, 2015	300,000	233,490	$1.00	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	519,520	$1.00	April 7, 2019
Issued warrants to consultant on November 5, 2015	100,000	23,240	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,400,000	1,580,980	$0.01	December 29, 2020
Issued warrants to advisory board on March 21, 2016	1,750,000	41,246	$0.25	March 21, 2021
Issued warrants to consultant on May 1, 2016	4,000,000	721,200	$0.25	May 1, 2021
Issued warrants on May 1, 2016	1,704,680	119,072	$0.01	May 1, 2021
Issued warrants for private placement on April 18, 2016	1,008,000	94,854	$0.25	April 18, 2021
Issued warrants for private placement on May 17, 2016	2,640,000	248,221	$0.25	May 17, 2021
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	-	$1.00	-
Total – as of May 31, 2016	39,055,346	8,046,130

The outstanding warrants at May 31, 2016 and May 31, 2015 have a weighted average exercise price of approximately $0.31 and $1.42 respectively and have an approximate weighted average remaining life of 4.3 and 3.7 years, respectively.

Warrants attached to Line of Credit, Convertible debentures, Secured Converted Debentures, and Common Stock Private Placement are described in Notes 6, 7, 8, and Note 9.

During fiscal 2015, the Company issued warrants to three consulting firms in the amount of 200,000, 130,000, and 20,000 respectively included in consulting expense when issued, with an exercise price ranging from $1.00 to $1.50 and with expiry dates of five years from the date of issuance.

The Company issued 300,000 warrants on September 28, 2015 to new advisors in advance of their appointment to the Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. These were expensed as stock based compensation. The warrants exercise price was repriced on March 21, 2016 to $0.25 and a nominal expense was recorded. The assumptions used for initial and repricing valuation are: Volatility 178-180%, expected life of five years, risk free interest rate of 1.38%-1.42%, and dividend rate of 0%.

The Company issued 1,700,000 warrants to the line of credit holder included in financing expense in contemplation of taking a pari passu security position and allowing Winterberry to act as collateral agent for the secured debenture financing. These warrants were issued November 5, 2015 have an exercise price of $1.00 with expiry date of April 7, 2019. The assumptions used for valuation were: Volatility 178%, expected life of five years, risk free interest rate of 1.65%, and dividend rate of 0%.

The Company issued warrants to a consultant in the amount of 100,000 included in financing expense on November 5, 2015 at an exercise price of $1.00 with expiry date of October 16, 2017. The assumptions used for valuation were: Volatility 178%, expected life of approximately two years, risk free interest rate of 0.85%, and dividend rate of 0%.

The Company issued 1,750,000 warrants on March 21, 2016 to new the advisory board at an exercise price of $0.25 with expiry date of March 21, 2021. These were expensed as stock based compensation. These warrants will vest in increments of 1/3 with the first 1/3 being vested on March 21, 2017, second increment of 1/3 on March 21, 2018, and last 1/3 on March 21, 2019. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.38%, and dividend rate of 0%.

On May 1, 2016 the Company issued 4,000,000 warrants to an entity, Imagination 7 Ventures, LLC controlled by the former CEO (Note 13) at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.28%, and dividend rate of 0%.

11. Derivative Warrant Liabilities

Warrants with price protection provisions, which were effective for 12 months from date of issuance were recorded as liabilities until such provision expired. Additionally, during Q1 of Fiscal 2015, the Company breached its authorized share limit on a diluted basis, which required any additional warrants that otherwise would have been recorded as equity instruments to be recorded as liability instruments. On December 31, 2014, the Company rectified its breach of authorized share limit and the warrants were reclassified to equity.

For the years ended May 31, 2016 and May 31, 2015, the revaluation of the warrants at each reporting period resulted in the recognition of a gain of $nil and $1,081,984 respectively within the Company’s consolidated statements of operations and comprehensive loss and is included under the caption “Change in fair value of derivative liabilities and convertible promissory notes”.

12. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan. The Company completed its first grant of stock options immediately after the plan was approved and second grant of stock options on March 2, 2015. In fiscal 2016 the Company completed a grant of stock options on March 21, 2016. The Company also re-priced certain stock options on March 21, 2016 that were issued in fiscal 2015.

The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding at May 31, 2014	-	$-
Granted in fiscal 2015	1,804,500	1.00
Exercised	-	-
Cancelled, forfeited or expired	-	-
Outstanding at May 31, 2015	1,804,500	$1.00
Granted in fiscal 2016	8,775,000	0.25
Exercised	-	-
Cancelled, forfeited or expired	(189,500)	1.00
Outstanding at May 31, 2016	10,390,000	$0.28
Options exercisable at May 31, 2016	3,417,500	$0.51
Fair value of options vested as at May 31, 2016	$1,456,301	-

On August 21, 2015, the Company amended its 2014 Stock Option Plan to increase the number of options available to 25,000,000.

As at May 31, 2016, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 3.9 years. It is expected the 6,972,500 unvested options will ultimately vest. These options have a weighted average exercise price of $0.29 per share and a weighted average remaining term of 4.64 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at May 31, 2016 and the option’s exercise price, for all options that are in the money. This value was $nil as at May 31, 2016.

As at May 31, 2016, there is $1,555,476 of unearned stock based compensation cost related to stock options granted that have not yet vested (6,972,500 options). This cost is expected to be recognized over a remaining weighted average period of 1.7 years.

710,000 of the stock options granted on August 14, 2014 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 15,000 options that vest contingent on revenue targets have expired unvested, and 15,000 options have vested on April 1, 2015. The remaining options all have immediate vesting terms. 520,000 of the stock options granted on March 2, 2015 vest 1/3 immediately, 1/3 after one year and 1/3 after two years. 50,000 vest 1/2 immediately and 1/2 after one year. The remaining options all have immediate vesting terms. 8,750,000 of the stock options granted on March 21, 2016 vest 1/4 immediately, 1/4 after one year, 1/4 after two years, and 1/4 after three years. The remaining 25,000 options all have immediate vesting terms.

The estimated fair value of options granted on August 14, 2014 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	1,047,000
Stock price	$1.00
Exercise price	$1.00
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.42%
Risk free interest rate (5 year options)	1.58%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.90
Dividend	-

The estimated fair value of options granted on March 2, 2015 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	757,500
Stock price	$0.60
Exercise price	$1.00
Time to expiration – days (2 year options)	730
Time to expiration – days (5 year options)	1,826
Risk free interest rate (2 year options)	.66%
Risk free interest rate (5 year options)	1.57%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	150%
Weighted-average fair value of options granted	0.50
Dividend	-

The estimated fair value of options granted on March 21, 2016 is measured using the binomial model using the following assumptions:

Total number of shares issued under options	8,775,000
Stock price	$0.20
Exercise price	$0.25
Time to expiration – days (5 year options)	1,826
Risk free interest rate (5 year options)	1.38%
Forfeiture rate (all options)	0%
Estimated volatility (all options)	180%
Weighted-average fair value of options granted	0.25
Dividend	-

The assumptions used in the stock based compensation binomial models are consistent with the methodology used in valuing the Company’s other derivatives debt and warrant financings. Due to a lack of history, the Company has assumed the expected life of the options is the contractual life of the options.

13. Related Party Balances and Transactions

Services provided by Intertainment Media, Inc. personnel were invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost.

On September 15, 2015, the Company closed an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the year 12,998,682 shares were issued comprising of 8,312,500 to Ortsbo Inc. and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608, leaving 18,988,318 shares to be issued at May 31, 2016 comprising 17,687,500 to Winterberry and 1,300,818 to a former holder of Ortsbo stock. As of the filing date, these aforementioned shares remain to be issued. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 8). The fair value for the agreed upon consideration for the acquisition of Intellectual property from Ortsbo was $16,968,888. This transaction was completed on September 15, 2015. Due to the common control of Ortsbo Inc. and Yappn Corp at the time of the acquisition, the value of the Intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015 (Note 4).

For the year ended May 31, 2016, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $146,982 ($794,085 – year ended May 31, 2015). $92,589 is related to managerial services and $54,393 related to development. As of May 31, 2016 the related party liability balance totaled $16,654 ($468,766 – May 31, 2015).

Directors subscribed for $1,783,526 of $4,550,388 from the secured debenture that closed in September 2015 at which time they were not directors. Directors also subscribed for $1,075,000 of the $2,086,000 convertible secured debentures issued on December 30, 2015 (Note 8). A director also advanced $170,468 to the Company on a second closing of the same convertible secured debenture financing closed on December 30, 2015 (Note 8). This $170,468 was subscribed to a second closing on May 1, 2016.

The Company issued 300,000 warrants on September 28, 2015 to advisors prior to their appointment as Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. These were expensed as stock based compensation. These warrants were repriced to $0.25 on March 21, 2016 and are valued at $233,490.

The Company also issued 1,750,000 warrants on March 21, 2016 to the Company’s Advisory Board at an exercise price of $0.25 with expiry date of March 21, 2021. These were expensed as stock based compensation.

On May 1, 2016, the Company completed secured debenture financing with a consultant, whose principal is the former CEO of the Company, for $200,000 with no warrant financing, through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common. This closing includes conversion of $200,000 in consulting expense. The Company also issued 4,000,000 warrants at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. Consultant was also granted a $100,000 signing bonus payable in cash. All obligations due to the former CEO of Yappn including $294,906 in cash obligations as an employee and $18,200 as a consultant have been forgiven. All obligations being forgiven were recorded as general and administrative expenses within fiscal 2016 and were reversed out from general and administrative expenses.

1,200,000 of the shares from the 2nd tranche of common stock private placement at $0.25 per unit totaling $300,000 in cash proceeds were issued to two members of the board of directors (Note 9).

During the fourth quarter, the Company received $100,000 from directors as subscription in anticipation of a third closing of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 15).

On March 21, 2016, the Board of Directors passed a resolution for a contingent common stock award in line with the metrics used in the CEO’s targets for additional bonus compensation. The award would see the members of the board as well as the advisory board receive common shares for the Company reaching revenue milestones. Per the resolution, 500,000 common shares for each director and 250,000 for each advisory board member would be issued when the following milestones are met: (i) $3.5 million in new revenue generated and realized within 12 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date; or (ii) $5 million of new revenue generated and realized within 24 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date.

14. Income Taxes

The provision for income taxes for the years ended May 31, 2016 and 2015 consisted of the following:

	May 31, 2016	May 31, 2015
Current	$-	$-
Deferred	(6,473,887)	(1,121,962)
Change in valuation allowance	6,473,887	1,121,962
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% (2015 – 35%) differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	May 31, 2016	May 31, 2015
Income tax at statutory rate	35.00%	35.00%
Permanent differences	-8.00	-11.00
Change in valuation allowance	-27.00	-24.00
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of May 31, 2016 and May 31, 2015 are as follows:

	May 31, 2016	May 31, 2015
Net operating losses	$5,116,331	$2,835,823
Intangible Assets	4,193,378	-
Less: valuation allowance	(9,309,709)	(2,835,823)
Net deferred tax asset	$-	$-

As of May 31, 2016 and May 31, 2015 the Company had a net operating losses carry-forward of approximately $14,618,084 and $8,100,000, respectively, which may be used to offset future taxable income and begins to expire in 2033.

15. Subsequent Events

The Company received $155,000 in total payments against the Note receivable from DWF (Belize) up to the filing date.

On July 6, 2016 the Company issued 90,000 warrants at an exercise price of $0.25 as settlement against prior accounts payables.

On July 5 and 22, 2016 the Company received advances and subscription agreements toward a third tranche of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share. Total proceeds were all from directors or non-arm’s length parties to directors of $200,000, that will obligate the issuance of common stock of 800,000, and 800,000 warrants, $100,000 of the advances had been previously advanced by a director and recorded as short term loan as at May 31, 2016.

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

43

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

44

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

(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.

(18) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 15, 2015.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016.

*   Filed herewith.

45

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of August 2016.

YAPPN CORP.

By:	/s/ Ed Karthaus
Ed Karthaus
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below, hereby authorizes Edward Karthaus, as attorney in fact to sign on his or her behalf, individually, in each capacity stated below, and to file all amendments or supplements to this annual report on Form 10-K.

/s/ Edward Karthaus	Chief Executive Officer and Director	August 18, 2016
Edward Karthaus	(Principal Executive Officer)

/s/ Craig McCannell	Chief Financial Officer	August 18, 2016
Craig McCannell	(Principal Financial Officer and Accounting Officer)

/s/ David Berry	Director	August 18, 2016
David Berry

/s/ Carrie Stone	Director	August 18, 2016
Carrie Stone

/s/ C. Kent Jespersen	Chairman of the Board and Director	August 18, 2016
C. Kent Jespersen

/s/ Tracie Crook	Director	August 18, 2016
Tracie Crook

/s/ Luis Vazquez-Senties	Director	August 18, 2016
Luis Vazquez-Senties

/s/ David Fleck	Director	August 18, 2016
David Fleck

46

Exhibit No.	Description
21	Subsidiaries

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

47