Form 10-Q
period 2016-08-31
YAPPN CORP.
filed 2016-10-17
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 2016

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

There were 40,208,985 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of October 17, 2016.

Transitional Small Business Disclosure Format Yes ☐   No ☒

PART I

Item 1.

Interim Condensed Consolidated Financial Statements and Notes to Interim Condensed Consolidated Financial Statements

General

The accompanying reviewed interim condensed consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of August 31, 2016	(audited) As of May 31, 2016
Assets
Current assets:
Cash		$38,914	$448,575
Accounts receivable	3	4,406	29,244
Note receivable	3	968,289	1,123,289
Prepaid expenses		109,384	113,262
Total current assets		1,120,993	1,714,370

Equipment, net		13,612	14,632
Intangible assets	4	4,418,735	4,676,221
Total Assets		$5,553,340	$6,405,223

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$545,657	$533,030
Accrued expenses		695,596	840,034
Accrued development and related expenses - related party	12	-	16,654
Short term loans	5	155,299	284,451
Convertible promissory notes and debentures	7	1,131,932	2,454,824
Total current liabilities		2,528,484	4,128,993

Other liabilities:
Long term accrued interest		781,057	577,231
Long term secured debentures	6	4,550,388	4,550,388
Convertible secured debentures	8	485,104	375,279
Total Liabilities		8,345,033	9,631,891

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	10	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized 38,258,617 issued and outstanding (May 31, 2016 – 30,081,163)	9	15,918	15,100
Common stock, par value $.0001 per share, 19,077,162 shares subscribed not issued (May 31, 2016 – 20,308,890)	9	2,753,138	3,068,945
Additional paid-in capital		17,886,947	15,353,712
Deficit		(23,447,696)	(21,664,425)
Total Stockholders' Deficit		(2,791,693)	(3,226,668)
Total Liabilities And Stockholders' Deficit		$5,553,340	$6,405,223

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

(LOSS)/INCOME (Unaudited)

		Three Months Ended August 31,
	Note	2016	2015

Revenues	3	$100,068	$758,159

Cost of revenue		6,543	128,471

Gross profit		93,525	629,688

Operating expenses:
Marketing		10,372	102,785
Research and development expenses	12	120,204	95,070
General and administrative expenses	12	400,516	352,133
Professional fees		85,734	91,569
Consulting		49,726	102,000
Depreciation		1,025	91
Amortization	4	266,649	-
Stock based compensation	11	473,988	112,642
Total operating expenses		1,408,214	856,290

Loss from operations		(1,314,689)	(226,602)

Other expense/(income):
Interest expense		287,053	153,985
Financing expense on issuance of convertible notes and common stock		-	89,490
Change in fair value of convertible promissory notes and convertible secured debentures		172,260	(801,639)
Prepayment fees on variable notes		-	177,232
Miscellaneous expense/(income)		9,269	(12,318)
Total other expense/(income)		468,582	(393,250)

Net (loss)/income before taxes		(1,783,271)	166,648

Provision for income taxes		-	-

Net (loss)/income and comprehensive loss		$(1,783,271)	$166,648

Net (loss)/income per weighted-average shares of common stock - basic		$(0.06)	$0.01

Net (loss)/income per weighted-average shares of common stock - diluted		$(0.06)	$0.01

Weighted-average number of shares of common stock issued and outstanding - basic		31,218,711	13,422,941

Weighted-average number of shares of common stock issued and outstanding - diluted		31,218,711	16,254,733

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the three months ended August 31, 2016 and year ended May 31, 2016

	Common				Preferred		Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance - May 31, 2015	13,422,814	13,423	99,344	124,567	-	-	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	-		1,164,887	-	1,164,887
Stock issued on exercise of warrants	11,667	12	-	-	-	-	(12)	-	-
Issuance of common stock for purchase technology	12,998,682	1,300	-	-	-	-	1,805,308	-	1,806,608
Stock to be issued for purchase of technology	-	-	18,988,318	2,639,071	-	-	-	-	2,639,071
Issuance of warrants classified as equity	-	-	-	-	-	-	1,279,846	-	1,279,846
Warrants associated with a secured convertible debenture	-	-	-	-	-	-	1,700,052	-	1,700,052
Common stock associated with common stock and warrants financing	3,648,000	365	-	-	-	-	568,561	-	568,926
Warrants associated with common stock and warrant financing	-	-	-	-	-	-	343,074	-	343,074
Shares to be issued on conversion of debt	-	-	1,221,228	305,307	-	-	-	-	305,307
Beneficial conversion feature	-	-	-	-	-	-	510,417	-	510,417
Net loss for the year ended May 31, 2016	-	-	-	-	-	-	-	(6,901,573)	(6,901,573)
Balance – May 31, 2016	30,081,163	15,100	20,308,890	3,068,945	-	-	15,353,712	(21,664,425)	(3,226,668)
Stock-based compensation	-	-	-	-	-		423,988	-	423,988
Issuance of warrants classified as equity	-	-	-	-	-	-	57,827	-	57,827
Common stock associated with Common Stock and Warrants financing	1,000,000	100	-	-	-	-	141,207	-	141,307
Warrants associated with Common Stock and Warrants financing	-	-	-	-	-	-	108,693	-	108,693
Shares issued on conversion of debt	7,177,454	718	-	-	-	-	1,801,520	-	1,802,238
Shares to be issued for debenture conversion	-	-	(1,221,228)	(305,307)	-	-	-	-	(305,307)
Stocks to be issued under prior obligation	-	-	(10,500)	(10,500)	-	-	-	-	(10,500)
Net loss for the three months ended August 31, 2016	-	-	-	-	-	-	-	(1,783,271)	(1,783,271)
Balance – August 31, 2016	38,258,617	15,918	19,077,162	2,753,138	-	-	17,886,947	(23,447,696)	(2,791,693)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended August 31
	2016	2015
Cash Flows From Operating Activities:
Net and comprehensive (loss)/income	$(1,783,271)	$166,648
Adjustments to reconcile net (loss)/income to cash used in operating activities:
Depreciation	1,025	91
Amortization	266,649	-
Stock based compensation	473,988	112,642
Change in fair value of derivative liabilities and convertible notes	172,260	(801,639)
Financing expense on issuance of convertible promissory notes, and common stock	-	89,490
Changes in operating assets and liabilities:
Accounts receivable	24,838	7,520
Note receivable	155,000	-
Prepaid expenses	3,878	(43,070)
Accounts payable and accrued liabilities	230,946	162,056
Accrued development and related expenses - related party	(16,654)	(193,616)
Net Cash Used in Operating Activities	(471,341)	(499,878)

Cash Flows From Investing Activity:
Expenditures on patents	(9,168)	-
Net Cash Used in Investing Activity	(9,168)	-

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	-	90,750
Proceeds from line of credit, net	-	(942,025)
Proceeds from secured debentures	-	1,830,695
Repayments of short term loans	(29,152)	(152,395)
Repayment of convertible promissory notes and debentures	-	(340,846)
Proceeds from common stock private placement	100,000	-
Net Cash Provided by Financing Activities	70,848	486,179

Net decrease in cash	(409,661)	(13,699)
Cash, beginning of period	448,575	19,496
Cash, end of period	$38,914	$5,797

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued on exercise of warrants	$-	$37,100
Conversion of short term loan	$100,000	$1,494,305
Private placement of units in settlement of payables	$50,000	$-
Common stock issued for conversion of debt	$1,802,238	$-
Cash paid for interest during the three month period	$5,000	$49,885

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

Notes to Interim Condensed Consolidated Financial Statements

August 31, 2016

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements of the Company as of August 31, 2016, and for the three month periods ended August 31, 2016 and August 31, 2015, are unaudited. However, in the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2016 and August 31, 2015, and the results of its operations and its cash flows for the three month period ended August 31, 2016 and August 31, 2015. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2017. The accompanying interim condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2016 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivatives feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The Company has determined there is no material impact to the accounting treatment of its hybrid financial instruments based on this new standard.

2. Going Concern

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $23,447,696 through August 31, 2016.

As of August 31, 2016, the Company had a working capital deficit of $1,407,491. During the three months ended August 31, 2016, net cash used in operating activities was $471,341. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

Implementation of the Company business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. The Company has realized limited revenues to cover its operating costs. As such, the Company has incurred an operating loss since inception. This and other factors raise substantial doubt about their ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet their obligations, to obtain additional financing as may be required, and ultimately to attain profitability. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the three months ended August 31, 2016, the Company raised $70,848 through various financial instruments, net of repayments. Subsequent to the three month ended August 31, 2016, the Company raised $500,000 in cash proceeds (Note 13).

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

3. Concentration of Credit Risk

All of the Company’s revenues are attributed to a small number of customers. One former customer comprises 100% of the note receivable balance as at August 31, 2016 and 0% of the revenue recorded for the three months ended August 31, 2016 and 100% of the revenue for the three months ended August 31, 2015. Intelligent Content Enterprises (“ICE”) comprises 53% of revenue recorded for the three months ended August 31, 2016. The Company billed ICE $59,681 for the three month ended August 31, 2016, none of which has been recorded as part of the accounts receivable or revenue. Due to the long period without payment, the Company has determined the revenue recognition criteria starting at the beginning of the Company’s second quarter of fiscal 2016 for Digital Widget Factory (Belize) (“DWF”) was not met and further revenues in fiscal 2017 will not be recorded until reasonable assurance over collectability has been established.

Effective February 29, 2016, DWF sold the technology platform, partially developed by Yappn, in conjunction with DWF’s principals, to ICE in exchange for common shares of ICE. As part of the transaction, DWF received ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE. During the fourth quarter of fiscal 2016, the Company executed a promissory note from DWF, for the outstanding value of the billings of $2,125,000 (of which $968,289 is recorded as a note receivable at August 31, 2016 and was previously recognized in revenue and a trade receivable). The promissory note is secured by DWF’s ICE stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable includes monthly payments of differing amounts with the final payment scheduled by November 30, 2016. The note receivable is past due on contractual payments by $807,500 as at August 31, 2016.

Additionally, the Company received stock options for the purchase of shares of common stock of ICE from DWF. The first option entitles Yappn to subscribe for purchase from DWF up to 1,000,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.55 per share exercisable until $987,500 remains outstanding on the note receivable, of which the price of the option is offset against $550,000 of the remaining note receivable. DWF can elect to buy out the option at any time at a price of $0.75 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per promissory note. The second option entitles Yappn to subscribe for purchase from DWF up to 1,250,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.35 per share until $437,500 is remaining on the note receivable. DWF can elect to buy out the option at any time at a price of $0.50 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per promissory note. The value of these options is not recognized in the interim condensed consolidated financial statements, as the maximum value recorded is limited to what has previously been recorded as revenue as at August 31, 2016.

4. Acquisition of Intellectual Property

On September 15, 2015, the Company finalized its purchase of intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn to Ortsbo or its designees. During the second quarter of fiscal 2016, from the share issuance obligations from the purchase of the Ortsbo intellectual property assets, 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued which remain outstanding as at August 31, 2016. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of intellectual property from Ortsbo was $16,968,888, however, due to the common control of Ortsbo Inc. and the Company, the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,067 on September 15, 2015.

Intangible Assets	Technology	Patents	Issued Patents	Total
Balance on Acquisition - September 15, 2015	$5,278,773	$142,294	$-	$5,421,067
Additions	-	21,522	-	21,522
Amortization	(747,830)	-	-	(747,830)
Disposal	-	(18,538)	-	(18,538)
Balance, May 31, 2016	$4,530,943	$145,278	$-	$4,676,221
Additions	-	9,163	-	9,163
Issuance	-	(23,250)	23,250	-
Amortization	(263,940)	-	(2,709)	(266,649)
Balance, August 31, 2016	$4,267,003	$131,191	$20,541	$4,418,735

5. Short Term Loans

The Company has a past due term loan originated on April 1, 2014 with an interest rate of 1% per month. The Company repaid $15,483 (Canadian $20,000) during the three months ended August 31, 2016. As at August 31, 2016, the loan had a value of $90,588 ($118,815 Canadian).

The Company has a past due term loan originated on January 7, 2014 with an interest rate of 1% per month. The Company repaid $13,899 (Canadian $18,125) during the three months ended August 31, 2016. As at August 31, 2016, the loan had a value of $64,711 ($75,000 Canadian).

During the fourth quarter of fiscal 2016, the Company received $100,000 from a director as an intended subscription in anticipation of a third closing of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share. The Company completed this closing on August 31, 2016 and the loan was applied against the private placement (Note 9).

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2015	$152,545	$82,817	$556,566	$791,928
Borrowing during the first quarter	-	-	328,265	328,265
Borrowing during the second quarter	-	-	1,201,000	1,201,000
Borrowing during the third quarter	-	-	170,468	170,468
Borrowing during the fourth quarter	-	-	100,000	100,000
Fair value adjustments	(9,446)	(4,251)	(19,726)	(33,423)
Conversions	-	-	(1,832,768)	(1,832,768)
Repayments	(37,214)	-	(403,805)	(441,019)
Fair value at May 31, 2016	$105,885	$78,566	$100,000	$284,451
Borrowing during the first quarter	-	-	-	-
Fair value adjustments	186	44	-	230
Conversions	-	-	(100,000)	(100,000)
Repayments	(15,483)	(13,899)	-	(29,382)
Fair value at August 31, 2016	$90,588	$64,711	$-	$155,299

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

During fiscal 2016, the Company borrowed $150,000 against the line of credit and converted $2,000,000 to secured debentures. The facility is no longer available to the Company and the outstanding obligation was $nil at August 31, 2016.

Yappn closed the first tranche of secured debentures in the amount of $4.5 million. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity was initially the earlier of the date proceeds are available from a public offering or December 31, 2015. During the third quarter of fiscal 2016, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to the Company. Yappn executed a non-binding letter of intent with Winterberry Investments Inc. ("Winterberry"), a private company led by Mr. David Berry, a current director, pursuant to which Winterberry will facilitate and manage the financing transaction as well as to advise on Yappn's future capital programs. The Company received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015. $2,000,000 of the $4.5 million financing is conversion of a portion of the Company’s existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, the Company closed the acquisition of intellectual property from Ortsbo, and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,388 that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at August 31, 2016, was $4,550,388 (Note 12). Interest expense for the three month period ended August 31, 2016 was $136,512 ($63,805 for the three months ended August 31, 2015). Interest expense is recorded in accrued expenses on the interim condensed consolidated balance sheet.

7. Convertible Promissory Notes and Debentures

The following is a summary of the convertible promissory notes and debentures as of August 31, 2016:

Principal amounts:	Convertible Promissory Notes and Debentures	Conversions	Total Outstanding Principal
Total Borrowings
Borrowing on January 29, 2014	$395,000	$(260,000)	$135,000
Borrowing on February 27, 2014	305,000	-	305,000
Borrowing on April 1, 2014	469,000	(175,000)	294,000
Borrowing on April 23, 2014	50,000		50,000
Borrowing on May 31, 2014	1,000,000	(1,000,000)	-
Borrowing on June 27, 2014	250,000	-	250,000
Borrowing on September 2, 2014	125,000	(125,000)	-
Borrowing on October 6, 2014	50,000	-	50,000
Borrowing on October 27, 2014	50,000	-	50,000
Total	$2,694,000	$1,560,000	$1,134,000

Balance at May 31, 2015			$1,945,833
Fair Value adjustment			768,991
Conversions			(260,000)
Balance at May 31, 2016			$2,454,824
Fair Value adjustment			(22,892)
Conversions			(1,300,000)
Balance at August 31, 2016			$1,131,932

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively, to accredited investors under subscription agreements. The Units, as defined in the subscription agreements, consist of (i) one unsecured 6% convertible promissory note, $100 par value, convertible into shares of the Company’s common stock; (ii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series A Warrant) at an exercise price of $1.50; and, (iii) a warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series B Warrant) at an exercise price of $2.00 (Note 10). The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private investor.

The notes mature 24 months from the issuance date and has an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $1.00 per share repriced from $1.50 due to a breach to previously contracted price protection clauses which have expired. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due. The Series B warrants do not provide any price protection provisions and therefore are treated as equity instruments at the commitment date and thereafter. Both the Series A and Series B warrants have a five year life.

The convertible debentures due on January 29, February 27, 2016, and April 1, 2016 respectively were not repaid or converted into common shares of the Company by the maturity dates. Non-repayment of the debentures triggered a penalty interest rate whereby the stated interest rate goes up to 16% from the original 6%. The Company management is diligently working with the debenture holders on either extension terms or conversion into common shares as the Company does not currently have the ability to repay these debtholders in cash. In fiscal 2016, $260,000 in principal value of debenture holders took the offer for additional investment and repricing of both warrants (Note 9). During the three month period ended August 31, 2016, $175,000 in principal value of debenture holders took conversion but only the Series A warrants were repriced (Notes 9 and 10). The holders of $175,000 in principal converted have the right to an additional issuance of shares if Company closes a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share. Interest expense for the three month period ended August 31, 2016 was $43,760 ($17,679 for the three months ended August 31, 2015). Interest expense is recorded in accrued expenses on the interim condensed consolidated balance sheet.

Convertible Debentures with Series C or Series D Warrants

During late fiscal 2014, and early fiscal 2015 the Company authorized and issued 1,050 Units for $1,050,000 to private investors, and 475 Units for $475,000 to seven independent accredited investors respectively. The 475 Units were issued in exchange for $300,000 in cash and release of $90,777 (Canadian $100,000) in the loan originated on January 7, 2014 and $50,000 in settlement of trade payables. The Units, as defined in the subscription agreement, consist of (i) one unsecured 6% convertible debenture, $100 par value convertible into shares of the Company’s common stock at a conversion price of $1.50 per share; and (ii) a warrant entitling the holder thereof to purchase 700,000 shares of common stock (Series C Warrant) and 316,666 shares of common stock (Series D Warrant) at a purchase price of $2.20 per share that expires in 5 years (Note 10).

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

During the fourth quarter of fiscal 2016 and first quarter of fiscal 2017 $1,125,000 in principal value of debenture holders converted their outstanding debentures and accrued interest into common stock of the company as well as received amendments to their warrants price of $0.25 (Notes 9 and 10). The holders of $1,125,000 in principal converted have the right to an additional issuance of shares if Company closes a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share. All remaining term and conditions still same as before. Interest expense for the three month period ended August 31, 2016 was $28,878 ($23,063 for the three months ended August 31, 2015). Interest expense is recorded in accrued expenses on the interim condensed consolidated balance sheet.

8. Convertible Secured Debentures

On December 30, 2015, the Company completed a secured debenture and warrant financing of $2,040,000 ($1,075,000 from directors of the Company) through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested in one year, 1/3 to be vested in two years and 1/3 to be vested in three years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit.

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

Values were allocated for this private placement between debt, equity warrants, and the beneficial conversion feature similar to the secured debenture and warrant financing of $2,040,000 closed in the third quarter of fiscal 2016 (see above). The value of the interest and principal payments of the debentures resulted in a value of $51,396 for the debentures and the binomial model resulted in a value for warrants for $119,072. The assumptions used for the binomial model are: Volatility 180%, expected life of five years, risk free interest rate of 1.28%, and dividend rate of 0%. Additionally, this convertible secured debenture instrument includes a beneficial conversion feature as the effective conversion price is less than the Company’s market price of common stock on the commitment date. The value of this beneficial conversion feature is $51,396. The resulting fair value of the debt is $nil, with $119,072 allocated to equity warrants (Note 10) and $51,396 to the beneficial conversion feature, both which are recorded as components of additional paid in capital.

The difference between the fair value and face value of the debentures is to be accreted up to face value over the term to maturity using the effective interest method. The carrying value of the debenture liability as at August 31, 2016 is $273,714 for the December 30, 2015 closing and $11,390 for the May 1, 2016 closing.

The following table summarizes the fair values of the components of the convertible secured debentures, including the debt, warrants, and the beneficial conversion feature.

Accounting allocation of initial proceeds:	December 30, 2015	May 1, 2016	Total
Gross proceeds	$2,040,000	$170,468	$2,210,468
Fair value of the convertible secured debt	-	-	-
Fair value of equity warrants (Note 10)	(1,580,980)	(119,072)	(1,700,052)
Beneficial conversion feature	(459,020)	(51,396)	(510,416)
Change in fair value (from commitment date)	170,932	4,347	175,279
Convertible secured debenture at fair value at May 31, 2016	$170,932	$4,347	$175,279
Change in fair value	102,782	7,043	109,825
Convertible secured debenture at fair value at August 31, 2016	$273,714	$11,390	$285,104

On May 1, 2016, the Company completed a secured debenture financing with a consultant in settlement of $200,000 in obligations with similar terms as the above private placement with no warrant financing, through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common. The $200,000 debenture was accounted for as a single debt instrument.

Interest expense for the three month period ended August 31, 2016 was $72,314 ($nil for the three months ended August 31, 2016). Interest expense is recorded in accrued expenses on the interim condensed consolidated balance sheet.

9. Common Stock

On August 31, 2015 the Company issued 11,667 shares of common stock in the form of a cashless exercise of warrants with a previous allocation to equity of $37,100 in full settlement of warrants issued to a variable note holder that was extinguished in fiscal 2016.

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

On April 18, 2016, the Company issued 1,008,000 shares of common stock for $252,000 cash received against the first tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share. These warrants will vest in increments of thirds with the first 1/3 being vested on April 17, 2017, second increment of 1/3 on April 17, 2018, and last 1/3 on April 17, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $157,046 and $94,854 respectively. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.24%, and dividend rate of 0%.

On May 17, 2016, the Company issued 2,640,000 shares of common stock for $660,000 cash received against the second tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share. (Note 10) 1,200,000 of the shares from the second tranche for $300,000 were issued to two members of the board of directors. (Note 12) These warrants will vest in increments of thirds with the first 1/3 being vested on May 16, 2017, second increment of 1/3 on May 16, 2018, and last 1/3 on May 16, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $411,515 and $248,221 respectively. The assumptions used for valuation were: Volatility 179%, expected life of five years, risk free interest rate of 1.29%, and dividend rate of 0%.

On August 31, 2016, the Company issued 1,000,000 shares of common stock for $200,000 cash received and settlement of $50,000 in prior obligations against the third tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 10). All of the shares from the third tranche were issued to four members of the board of directors. (Note 12) These warrants will vest in increments of thirds with the first 1/3 being vested on August 31, 2017, second increment of 1/3 on August 31, 2018, and last 1/3 on August 31, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $141,307 and $108,693 respectively. The assumptions used for valuation were: Volatility 191%, expected life of five years, risk free interest rate of 1.19%, and dividend rate of 0%.

The Company closed a fourth tranche of the same private placement as above subsequent to quarter end (Note 13).

On June 13, 2016, principal and interest totaling $305,307 was converted into 1,221,228 of common shares as part of the conversion of convertible debt as described in Note 7. The common shares to be issued were recorded as an obligation as at May 17, 2016 however the issuance did not occur until June 13, 2016

On August 31, 2016, principal and interest totaling $1,489,057 was converted into 5,956,226 of common shares as part of the conversion of convertible debt as described in Note 7.

On September 23, principal and interest totaling $262,592 was converted into 1,050,368 of common shares as part of the conversion of convertible debt as described in Note 13.

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 7,592,667 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5, 2015, the Company filed a continuing registration statement in part to update to this S-1 filing, and subsequently filed an amendment to this filing. This registration statement was withdrawn and a new registration statement filed (Note 13).

10. Preferred Stock and Warrants

Series A Preferred Stock

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001 with none issued and outstanding as at August 31, 2016 and May 31, 2016.

Warrants

The following is a summary of warrants issued, exercised and expired through August 31, 2016:

	Shares Issuable Under Warrants	Equity Value	Exercise Price	Expiration
Outstanding as of May 31, 2012	-	-	-	-
Issued on March 28, 2013	401,000	917,087	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	543,530	$0.54	May 31, 2018
Exercised and expired	-	-	-	-
Total – as of May 31, 2013	771,000	1,460,617	-	-
Issued on June 7, 2013	165,000	211,365	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	3,744	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	135,000	135,989	$1.00	January 29, 2019
Issued Series A warrants on January 29, 2014 - Repriced	260,000	268,770	$0.25	January 29, 2019
Issued Series B warrants on January 29, 2014	135,000	-	$2.00	January 29, 2019
Issued Series B warrants on January 29, 2014 - Repriced	260,000	9,022	$0.25	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	224,135	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	-	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	294,000	147,294	$1.00	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	175,000	93,660	$0.25	April 1, 2019
Issued Series B warrants on April 1, 2014	469,000	-	$2.00	April 1, 2019
Issued to Lender – Line of Credit	800,000	1,495,200	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014	33,333	9,395	$2.20	April 23, 2019
Issued Series C warrants on May 30, 2014 - Repriced	666,667	214,212	$0.25	May 30, 2019
Exercised and expired	-	-	-	-
Total – as of May 31, 2014	4,786,000	4,273,403
Issued Series D warrants on June 27, 2014	166,667	-	$2.20	June 27, 2019
Issued Series D warrants on September 2, 2014 - Repriced	83,333	41,593	$0.25	September 2, 2019
Issued Series D warrants on October 6, 2014	33,333	15,567	$2.20	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	15,667	$2.20	October 27, 2019
Issued warrants – consultants	330,000	165,330	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	-	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	990	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	2,970	$1.50	May 31, 2017
Exercised and expired	-	-	-	-
Total – as of May 31, 2015	5,522,666	4,515,520
Issued warrants to advisory board on September 28, 2015	300,000	233,490	$0.25	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	519,520	$1.00	April 7, 2019
Issued warrants to consultant on November 5, 2015	100,000	23,240	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,400,000	1,580,980	$0.01	December 29, 2020
Issued warrants to advisory board on March 21, 2016	1,750,000	94,691	$0.25	March 21, 2021
Issued warrants to consultant on May 1, 2016	4,000,000	721,200	$0.25	May 1, 2021
Issued warrants on May 1, 2016	1,704,680	119,072	$0.01	May 1, 2021
Issued warrants for private placement on April 18, 2016	1,008,000	94,854	$0.25	April 18, 2021
Issued warrants for private placement on May 17, 2016	2,640,000	248,221	$0.25	May 17, 2021
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	-	$1.00	-
Total – as of May 31, 2016	39,055,346	8,150,788
Issued warrants to consultant on July 6, 2016	90,000	22,500	$0.25	July 6, 2018
Issued warrants to advisory board member on August 25, 2016	250,000	559	$0.25	August 25, 2021
Issued warrants for private placement on August 31, 2016	1,000,000	108,693	$0.25	August 31, 2021
Exercised and expired	-	-	-	-
Total – as of August 31, 2016	40,395,346	8,282,540

The outstanding warrants at August 31, 2016 and May 31, 2016 have a weighted average exercise price of approximately $0.26 and $0.31 respectively and have an approximate weighted average remaining life of 4.1 and 4.3 years, respectively.

Warrants vesting terms and repricing related to Convertible debentures, Secured Converted Debentures, and Common Stock Private Placement are described in Notes 7, 8, and Note 9. All warrants not described in other notes to the financial statements, vested immediately upon issuance. Warrants issued to consultants in fiscal 2016 and to the advisory board are described below.

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

On May 1, 2016 the Company issued 4,000,000 warrants to an entity, Imagination 7 Ventures, LLC controlled by the former CEO at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.28%, and dividend rate of 0%.

The Company issued 250,000 warrants on August 25, 2016 to a new advisory board member at an exercise price of $0.25 with expiry date of August 25, 2021. These were expensed as stock based compensation. These warrants will vest in increments of 1/3 with the first 1/3 being vested on August 25, 2017, second increment of 1/3 on August 25, 2018, and last 1/3 on August 25, 2019. The assumptions used for valuation were: Volatility 191%, expected life of five years, risk free interest rate of 1.13%, and dividend rate of 0%.

11. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan, which was ratified by the shareholders on December 22, 2014. On August 21, 2015, the Company amended its 2014 Stock Option Plan to increase the number of options available to 25,000,000.

The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding at May 31, 2015	1,804,500	$1.00
Granted in fiscal 2016	8,775,000	0.25
Exercised	-	-
Cancelled, forfeited or expired	(189,500)	1.00
Outstanding at May 31, 2016	10,390,000	$0.28
Granted in fiscal 2017	3,200,000	0.25
Exercised	-	-
Cancelled, forfeited or expired	(385,000)	1.00
Outstanding at August 31, 2016	13,205,000	$0.25
Options exercisable at August 31, 2016	4,069,167	$0.44
Fair value of options vested as at August 31, 2016	$1,826,217	$-

As at August 31, 2016, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 4.0 years. It is expected the 9,135,833 unvested options will ultimately vest. These options have a weighted average exercise price of $0.26 per share and a weighted average remaining term of 4.58 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at August 31, 2016 and the option’s exercise price, for all options that are in the money. This value was $nil as at August 31, 2016.

As at August 31, 2016, there is $1,800,919 of unearned stock based compensation cost related to stock options granted that have not yet vested (9,135,833 options). This cost is expected to be recognized over a remaining weighted average period of 1.6 years.

710,000 and 520,000 of the stock options granted on August 14, 2014 and March 2, 2015 respectively vest 1/3 immediately, 1/3 after one year and 1/3 after two years. The remaining options have immediate vesting terms or have been cancelled or expired. 8,750,000 and 3,200,000 of the stock options granted on March 21, 2016 and August 25, 2016 respectively vest 1/4 immediately, 1/4 after one year, 1/4 after two years, and 1/4 after three years. The remaining 25,000 options issued on March 21, 2106 have immediate vesting terms.

The estimated fair value of options granted is measured using the binomial model using the following assumptions:

	Fiscal 2015	Fiscal 2016	Fiscal 2017
Total number of shares issued under options	1,804,500	8,775,000	3,200,000
Stock price	$0.60-1.00	$0.20	$0.20
Exercise price	$1.00	$0.25	$0.25
Time to expiration – days (2 year options)	730	NA	NA
Time to expiration – days (5 year options)	1,826	1,826	1,826
Risk free interest rate (2 year options)	.42-.66%	NA %	NA %
Risk free interest rate (5 year options)	1.57-1.58%	1.38%	1.13%
Forfeiture rate (all options)	0%	0%	0%
Estimated volatility (all options)	150%	180%	191%
Weighted-average fair value of options granted	0.50-0.90	0.25	0.25
Dividend	-	-	-

The assumptions used in the stock based compensation binomial models are consistent with the methodology used in valuing the Company’s other derivatives debt and warrant financings. Due to a lack of history, the Company has assumed the expected life of the options is the contractual life of the options.

12. Related Party Balances and Transactions

Services provided by Intertainment Media, Inc. personnel in the prior fiscal year were invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost.

On September 15, 2015, the Company closed an agreement with Ortsbo Inc. to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the fiscal year 2016, 12,998,682 shares were issued comprising of 8,312,500 to Ortsbo Inc. and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608, leaving 18,988,318 shares to be issued at May 31, 2016 comprising 17,687,500 to Winterberry and 1,300,818 to a former holder of Ortsbo stock. As of the filing date, these aforementioned shares remain to be issued. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 8). The fair value for the agreed upon consideration for the acquisition of Intellectual property from Ortsbo was $16,968,888. This transaction was completed on September 15, 2015. Due to the common control of Ortsbo Inc. and Yappn Corp at the time of the acquisition, the value of the Intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo Inc. This value was $5,421,068 on September 15, 2015 (Note 4).

For the year ended May 31, 2016, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $146,982. $92,589 is related to managerial services and $54,393 related to development. As of May 31, 2016, the related party liability balance totaled $16,654. Payment to Intertainment Media was satisfied in full during the first quarter ending August 31, 2016.

Directors subscribed for $1,783,526 of $4,550,388 from the secured debenture that closed in September 2015 at which time they were not directors. Directors also subscribed for $1,075,000 of the $2,086,000 convertible secured debentures issued on December 30, 2015 (Note 8). A director also advanced $170,468 to the Company on an anticipated second closing of the same convertible secured debenture financing closed on December 30, 2015 (Note 8). This $170,468 closing occurred on May 1, 2016.

The Company issued 300,000 warrants on September 28, 2015 to advisors prior to their appointment as members of the Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. These were expensed as stock based compensation. These warrants were repriced to $0.25 on March 21, 2016 and are valued at $233,490.

The Company issued 1,750,000 warrants on March 21, 2016 to members of the Company’s Advisory Board at an exercise price of $0.25 with expiry date of March 21, 2021. These were expensed as stock based compensation.

The Company issued 250,000 warrants on August 25, 2016 to a recently appointed Advisory Board member at an exercise price of $0.25 with expiry date of August 25, 2021. These were expensed as stock based compensation.

On May 1, 2016, the Company completed secured debenture financing with a consultant, whose principal is the former CEO of the Company, for $200,000 with no warrant financing, through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common. This closing includes conversion of $200,000 in consulting expense. The Company also issued 4,000,000 warrants at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. Consultant was also granted a $100,000 signing bonus payable in cash. All obligations due to the former CEO of Yappn including $294,906 in cash obligations as an employee and $18,200 as a consultant prior to May 1, 2016, have been forgiven. All obligations being forgiven were recorded as general and administrative expenses within fiscal 2016 and were reversed out from general and administrative expenses.

1,200,000 of the shares from the 2nd tranche of common stock private placement at $0.25 per unit totaling $300,000 in cash proceeds were issued to two members of the board of directors (Note 9).

1,000,000 of the shares from the 3rd tranche of common stock private placement at $0.25 per unit totaling $250,000 in cash proceeds and compensation for consulting work were issued to four members of the board of directors (Note 9).

On March 21, 2016, the Board of Directors passed a resolution for a contingent common stock award in line with the metrics used in the CEO’s targets for additional bonus compensation. The award would see the members of the Board of Directors as well as the Advisory Board receive common shares for the Company reaching revenue milestones. Per the resolution, 500,000 common shares for each member of the Board of Directors and 250,000 for each Advisory Board member would be issued when the following milestones are met: (i) $3.5 million in new revenue generated and realized within 12 months of the start date of the CEO which was February 22, 2016 and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date; or (ii) $5 million of new revenue generated and realized within 24 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date.

On August 25, 2016 a recently appointed Advisory Board member received the same contingent common stock award of 250,000 common shares as described above for the March 21, 2016 award to Advisory Board members.

13. Subsequent Events

On September 21, 2016, $224,000 in principal value of debenture holders converted their outstanding debentures and accrued interest into common stock of the company as well as received amendments to their Series A, C or D warrants as applicable to a price of $0.25. The holders of $224,000 in principal converted have the right to an additional issuance of shares if Company closes a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share (Note 10). All remaining terms and conditions remain the same.

On September 21, 2016, a debenture holder with a principal value of $100,000 agreed to extend the outstanding debenture to May 31, 2017 with no penalty interest from default date to May 31, 2017 in exchange for both Series A and B warrants repriced to $0.35.

On September 23, 2016, the Company issued 780,000 shares of common stock for $195,000 cash received against the fourth tranche and final closing of a private placement of units consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share. These warrants will vest in increments of thirds with the first 1/3 being vested on September 23, 2017, second increment of 1/3 on September 23, 2018, and last 1/3 on September 23, 2019.

On September 30, 2016, the Company issued 120,000 shares of common stock as settlement against prior accounts payables.

On October 3, 2016, the Company filed a request to withdraw is previously filed Registration Statement on Form S-1 (File No. 333-207292), with the Securities and Exchange Commission (the “SEC”). On October 3, 2016 the Company filed a new Registration Statement on Form S-1 (File No. 333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding and upon conversion of promissory notes, related past due accrued interest and penalties and/or warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement has not yet been declared effective.

On various dates in October 2016, a director advanced the Company $500,000 to be subscribed as a part of a future secured debt financing in which the Company is currently finalizing the definitive agreements which will be followed by a formal approval by its Board of Directors of the definitive agreements and the total dollar amount approved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “Yappn,” “us,” and “our” are to Yappn Corp., unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited Interim Condensed consolidated financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended May 31, 2016 filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with our Financial Statements and Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2016, filed with the Securities and Exchange Commission on August 18, 2016. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

Generic machine translation, which can be found from providers like Google TranslateTM or Microsoft BingTM, employ a “word-for-word” approach. Unfortunately, the translated result does not always reflect the essence of the original text and may not make sense. Context (cultural, political and ethnic), syntax and meaning are simply not captured through generic machine translation methods.

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

Custom Translation Solutions

Yappn is a consistent agile developer of tools and solutions to address the three important elements of conducting business: online marketing, sales and customer care. We are, however, keenly aware that technologies and trends are evolving almost as fast as we are. For this reason, Yappn publishes its technology via a secured API to enable today’s entrepreneurs to enhance their innovations with language capabilities. This secure credential-enabled connection is available in a SaaS or by way of pay per use models and can be tested in sandbox environments. Each installation comes with full support from our development teams.

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

Effective February 29, 2016, DWF sold the technology platform, partially developed by Yappn, in conjunction with DWF’s principals, to Intelligent Content Enterprises Inc. (“ICE”) in exchange for common shares of ICE. As part of the transaction, DWF received ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE. During the fourth quarter of fiscal 2016, the Company executed a promissory note from DWF, for the outstanding value of the billings of $2,125,000 (of which $968,289 is recorded as a note receivable at August 31, 2016 and was previously recognized in revenue and a trade receivable). The promissory note is secured by DWF’s ICE stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable includes monthly payments of differing amounts with the final payment scheduled by November 30, 2016. The note receivable is past due on contractual payments by $807,500 as at August 31, 2016.

Additionally, the Company received stock options for the purchase of shares of common stock of ICE from DWF. The first option entitles Yappn to subscribe for purchase from DWF up to 1,000,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.55 per share exercisable until $987,500 remains outstanding on the note receivable, of which the price of the option is offset against $550,000 of the remaining note receivable. DWF can elect to buy out the option at any time at a price of $0.75 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per promissory note. The second option entitles Yappn to subscribe for purchase from DWF up to 1,250,000 fully paid and nonassessable shares of ICE’s common stock at a purchase price of $0.35 per share until $437,500 is remaining on the note receivable. DWF can elect to buy out the option at any time at a price of $0.50 per each underlying share of the option agreement. For each missed payment (not the remedy period per the promissory note, but any payment not made on the exact due date), the buyout price will increase by $0.05 per underlying share for each payment date missed starting with the payment due on June 30, 2016 per promissory note. The value of these options is not recognized in the interim condensed consolidated financial statements, as the maximum value recorded is limited to what has previously been recorded as revenue as at August 31, 2016.

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

Legal Proceedings

None.

Registration Statement

On October 3, 2016, we filed a request to withdraw our previously filed Registration Statement on Form S-1 (File No. 333-207292), with the Securities and Exchange Commission (the “SEC”).  On October 3, 2016 the Company filed a new Registration Statement on Form S-1 (File No.333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of our Company’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding upon conversion of promissory notes, related past due accrued interest and penalties and/or warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement has not yet been declared effective.

RESULTS OF OPERATIONS

Three months ended August 31, 2016

Revenues

We are in the process of commercialization of our various product offerings. We had revenues of $100,068 and $758,159 for the three months ended August 31, 2016 and August 31, 2015, respectively. $53,390 of revenue for the three months ended August 31, 2016 related to professional services provided for Intelligent Content Enterprises Inc. (“ICE”). We billed ICE $59,681 for three months ended August 31, 2016, that has not been recorded as revenue in our financial statements. Our company has received acknowledgment and acceptance of the services performed during the three months ended August 31, 2016. $59,390 of revenue recognized from ICE is based on payments received against the outstanding billings. Comparative period revenues resulted from the professional services related to the Digital Widget Factory (Belize) (“DWF”) program. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings were made to DWF since that date. Billings as part of professional and language services for the program subsequent to February 29, 2016 were through ICE, and were expected and have been lower than the average billings to DWF. Our management has focused on developing relationships with large commercial partners and influencers, which has delayed revenue realization from prospective customers in recent quarters.

Cost of revenue

We incurred costs of revenues of $6,543 and $128,471, for the three months ended August 31, 2016 and August 31, 2015, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $93,525 and $629,688, for the three months ended August 31, 2016 and 2015, respectively.

Total operating expenses

During the three months ended August 31, 2016 and 2015, total operating expenses were $1,408,214 and $856,290, respectively.

For the three months ended August 31, 2016, the operating expenses consisted of marketing expense of $10,372, research and development expenses of $120,204, general and administrative expenses of $400,516, professional fees of $85,734, consulting fees of $49,726, depreciation of $1,025, amortization of $266,649, and stock based compensation of $473,988. For the comparable three months ended August 31, 2015 the operating expenses consisted of marketing expenses of $102,785, research and development expenses of $95,070, general and administrative expenses of $352,133, professional fees of $91,569, consulting fees of $102,000, depreciation of $91, amortization of $nil and stock based compensation of $112,642.

Marketing Expenses

The reduction in marketing expenses of $92,413 or 90% is due mainly to a realignment of spending by the company. In the three months period ending August 31, 2015 we incurred higher costs as a result of promoting the Yappn brand through consultants and various promotional expenses. In three months ending August 31, 2016, we substantially reduced the spending on consultants engaged in marketing activities and focused our efforts on operationalizing the current products based on more direct sales channels.

Research and Development

Research and development expenses increased by $25,134 or 26% in the three months ended August 31, 2016 over the three months ended August 31, 2015. Our research and development costs in the comparative period are partially for fees to technology consultants from Intertainment Media and Ortsbo, with higher weighting on our own employees and arm’s length third party consultants. There were no research and development costs from Intertainment Media and Ortsbo in fiscal 2017. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses

General and administrative expenses increased by $ 48,383 or 14% in the three months ended August 31, 2016 over the three months ended August 31, 2015 including executive and office salaries, administrative services accounting and finance as well as general office expenses or costs. These costs have increased mainly due to employee related expenses with the hiring of senior management personnel in late fiscal 2016 even though the overall headcount has decreased. Certain other costs have been reduced or eliminated such as billings from Intertainment Media under the services agreement and employee headcount in the US office. Billings from Intertainment Media ceased due to the acquisition of the Intellectual Property and assets from Ortsbo on September 15, 2015 and the subsequent cancellation of the Services Agreement. We anticipate that costs in fiscal 2017 will be relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Upon further significant increases in revenue, management will continue to hire qualified personnel, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Professional fees

Professional fees decreased by $5,835 or 6% three months ended August 31, 2016 over the three months ended August 31, 2015 and includes audit and audit related services pertaining to the year-end audits, and legal fees related to both ongoing operational compliance for the business and for financing closings. Although audit related fees have generally stayed consistent, the comparative period had less audit expense due to timing of billing and the offsetting higher legal fees were a result of our fees various financings that closed during fiscal 2016.

Consulting fees

Consulting fees went down by $52,274 or 51% and are mainly due to a significant reduction in spending on consultants. In the comparative period, Company had six different consultants engaged whereas in the current three month period, Company has only two consultants engaged. This is expected to be consistent in the near term due to the Company’s overall realignment of spending.

Amortization of Intangible Assets

Amortization of $266,649 relates entirely to Technology and Intellectual Property purchased during prior fiscal 2016 which we are amortizing over 5 years on a straight-line basis. On September 15, 2015, we finalized our purchase of Intellectual property assets of Ortsbo, Inc. pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015.

Stock based compensation

Stock based compensation increased by $361,346 or 321%. This increase is due to the issuances of certain awards in the three month period ended August 31, 2016, for issuance of stock options, issuance of warrants to a new advisory board member, as well as continued vesting of existing options. Overall values ascribed will be different for each period based on the underlying assumptions used at the time of each grant. The stock options expense is determined using the acceptable binomial tree valuation method, which is an acceptable method under US GAAP.

Total other income and expenses

Other (income) expenses totaled $468,582 and $(393,250), for the three months ended August 31, 2016 and August 31, 2015, respectively. The change of $861,832 is primarily due to interest expense, change in fair value of derivative liabilities and convertible notes, and miscellaneous (income)/expense. During the three months ended August 31, 2016, total other (income)/expense consisted of interest expense of $287,053, financing expense on issuance of convertible promissory notes and common stock totaling $nil, a loss resulting from the change in fair value of the derivative liabilities and convertible notes of $172,260, prepayment fees on convertible notes with floating strike prices of $nil, and other miscellaneous expense of $9,269. During the three months ended August 31, 2015, total other (income)/expense consisted of interest expense of $153,985 and financing expenses on the issuance of convertible promissory notes and common stock totaling $89,490, a gain resulting from the change in the fair value of the derivative liabilities and convertible notes of $(801,639), prepayment fees on variable notes of $177,232, and miscellaneous other income of $(12,318).

Interest Expense

Interest expense increased by $133,068 or 86% for the three months ended August 31, 2016 over the three months ended August 31, 2015. The significant increase is mainly due to additional financings closed in fiscal 2016. We closed multiple secured debenture financings totaling approximately $6.7 million, most of which is new debt for the Company. Additionally, we incurred a higher penalty interest on convertible debentures from fiscal 2014 that reached maturity in late fiscal 2016.

Financing expense on issuance of convertible promissory notes and common stock

Financing expense decreased by $89,490 or 100% as we did not fund the Company through variables rate notes in fiscal 2016 whereas there was still a minor financing completed on a variable rate convertible note in the three month period ended August 31, 2015. The expense is a function of the underlying assumptions at the time of the grant. It is mainly driven by the strike price of the instrument and the stock price at the time of the grant. As this is a non-cash expense, based on financings and model outputs it is hard to estimate variability for this account.

Change in fair value of convertible promissory notes and convertible secured debentures

Change in fair value of derivative liabilities and convertible promissory notes expense was a loss resulting in incremental change in the recognized gain/loss by $973,899 in the three months ended August 31, 2016 over three months ended August 31, 2015 as the existing debt instruments continued to have fair value adjustments in addition to the new secured debentures that were issued during the current fiscal year. The total fair value change is a gain in the comparative period due to the revaluations on the variable conversion priced notes and the underlying assumptions used to value them using the binomial tree valuation method which includes elapsed time, and market price decreases.

Payment fees on variable conversion priced notes

Payment fees on variable conversion priced notes is significantly lower by $177,232 or 100% in three months ended August 31, 2016 over three months ended August 31, 2015 as we repaid the variable conversion priced notes in the prior fiscal year. As of August 31, 2016, we do not have any further variable conversion priced notes.

Miscellaneous expense/(income)

Miscellaneous expense/(income) was a loss resulting in incremental change in the recognized gain/loss by $21,587 in three months ended August 31, 2016 over three months ended August 31, 2015. The expense/(income) is largely a function of foreign exchange expense/(income) and write-off of payables that Company does not expect to pay either due to a settlement or management has concluded the obligations are barred by the statute of limitations. A small portion of the foreign exchange is a cash expense in bank spread for currency variance conversion between the US dollar and the Canadian dollar. The remaining foreign exchange expense/ (income) was incurred on changes in the foreign exchange and the foreign denominated liabilities.

During the three months ended August 31, 2016, we raised $70,848 through private placement financing of common stock and warrants. During the three months ended August 31, 2015, we raised $486,179, in net cash from short term notes payable, line of credit, convertible notes, secured notes and debentures through normal channels, and private placements of common stock and warrants. For accounting purposes, since certain financial instruments had convertible provisions they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and where applicable adjusted accordingly to market at the close of the period. The financing expense associated with the capital raises and prior obligations were $nil and $89,490 for three months ended August 31, 2016 and August 31, 2015, respectively.

For the three months ended August 31, 2016, the gain from fair value adjustment largely relates to accretion fair value changes on various convertible notes. In the comparative period in 2015, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in an expense of $172,260 for the three months ended August 31, 2016 in contrast to a gain of $801,639 for the three months ended August 31, 2015, for a change of $973,899.

Net loss and comprehensive loss

During the three months ended August 31, 2016 and August 31, 2015, we had net loss/(income) and comprehensive loss/(income) of $1,783,271 and $(166,648) respectively.

Liquidity and Capital Resources

As of August 31, 2016, we had a cash balance of $38,914, which is a decrease of $409,661 from the ending cash balance of $448,575 as of May 31, 2016. We do not have sufficient funds to fund our operations over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we raised $70,848 through private placement financing of common stock and warrants in the three months ended August 31, 2016. During the three months ended August 31, 2015 we issued secured debentures, and convertible debt instruments for gross cash receipts of $486,179.

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

On July 15, 2015, we completed a secured debt financing of $4.5 Million of 12% Secured Debentures. The Secured Debentures had an original maturity date of December 31, 2015. Subsequent to the end of the second quarter of fiscal 2016, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to our company.

We received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015. $2,000,000 of the $4.5 million financing is conversion of a portion of our existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, we closed the acquisition of intellectual property from Ortsbo Inc., and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,388 that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at August 31, 2016, was $4,550,388.

On December 30, 2015, we completed a secured debenture and warrant financing for $2,040,000 through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments and having an exercise price of $0.01 per share. The units were sold at $1.00 per unit. This closing includes conversion of $1,201,000 in short term loans advanced during the quarter prior to the closing of this secured debenture. On May 1, 2015 the Company closed a final tranche of this financing for $370,468 which includes $170,468 in cash and $200,000 in settlement of a consultant obligation. The $200,000 debenture did not include the attached warrants as they were waived by the consultant.

During the three months ended August 31, 2015, we raised $90,750 via various convertible promissory notes and debentures, and $1,830,695 from secured debentures. The Company also repaid $340,846 of various convertible promissory notes and debentures, $942,025 of line of credit, and $152,395 of short term loans.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We experienced negative cash flows from operations since inception and have incurred a deficit of $23,447,696 through August 31, 2016.

As of August 31, 2016, we had a working capital deficit of $1,407,491. During the three months ended August 31, 2016, net cash used in operating activities was $471,341. Management expects to have similar cash needs for the next twelve months. At the present time, we do not have sufficient funds to fund operations over the next twelve months.

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

Management is pursuing a number of different financing opportunities in order to execute our business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the three months ended August 31, 2016, we raised $70,848 through various financial instruments, net of repayments. Subsequent to the three months ended August 31, 2016, we raised $200,000 in cash proceeds.

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

(b) Changes In Internal Control Over Financial Reporting

During the three months ended August 31, 2016, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of August 31, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three month period ended August 31, 2016.

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

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
2.2	Asset Purchase Agreement between the Company, Ortsbo Inc., Intertainment Media, Inc., and Winterberry Investments Inc. dated July 6, 2015 (17)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
3.4	Amended Certificate of Incorporation filed on December 31, 2014 (18)
3.5	Amended Certificate of Incorporation filed on September 9, 2015 (18)
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)

Exhibit No.	Description

10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (14)
10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014. (16)
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014. (16)
10.37	Form of 12% Secured Debentures(17)
10.38	Form of Security Agreement, dated July 15, 2015 (17).
10.39	Form of 12% Secured Debenture (19)
10.40	Form of Common Stock Purchase Warrant (19)
14.1	Code of Ethics and Conduct (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 3, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2013.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2013.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2013.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2014.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2014.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.
(15)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 15, 2015.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of October 2016.

YAPPN CORP.

By:	/s/ Ed Karthaus
Ed Kaurthaus
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

