Form 10-Q
period 2016-11-30
YAPPN CORP.
filed 2017-01-17
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2016

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

There were 40,322,314 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of January 17, 2017.

Transitional Small Business Disclosure Format Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1
	Interim Condensed Consolidated Balance Sheets as of November 30, 2016 (unaudited) and May 31, 2016	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended November 30, 2016 and 2015 (unaudited)	3
	Interim Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended November 30, 2016 (unaudited) and year ended May 31, 2016	4
	Interim Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2016 and 2015 (unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
SIGNATURES		35

PART I

Item 1.

Interim Condensed Consolidated Financial Statements and Notes to Interim Condensed Consolidated Financial Statements

General

The accompanying reviewed interim condensed consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of November 30, 2016	(audited) As of May 31, 2016
Assets
Current assets:
Cash		$441,363	$448,575
Accounts receivable	3	2,250	29,244
Note receivable	3	-	1,123,289
Prepaid expenses		124,166	113,262
Total current assets		567,779	1,714,370

Equipment, net		14,411	14,632
Intangible assets	4	4,159,420	4,676,221
Total Assets		$4,741,610	$6,405,223

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$407,193	$533,030
Accrued expenses		282,339	430,754
Short term accrued interest		328,267	409,280
Accrued development and related expenses - related party	12	-	16,654
Short term loans	5	151,679	284,451
Convertible promissory notes and debentures	7	910,000	2,454,824
Total current liabilities		2,079,478	4,128,993

Other liabilities:
Long term accrued interest		980,382	577,231
Long term loan	8	1,000,000	-
Long term secured debentures	6	4,550,388	4,550,388
Convertible secured debentures	8	595,265	375,279
Total Liabilities		9,205,513	9,631,891

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	10	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized 40,322,314 issued and outstanding (May 31, 2016 – 30,081,163)	9	16,124	15,100
Common stock, par value $.0001 per share, 18,988,318 shares subscribed not issued (May 31, 2016 – 20,308,890)	9	2,639,071	3,068,945
Additional paid-in capital		18,850,335	15,353,712
Deficit		(25,969,433)	(21,664,425)
Total Stockholders' Deficit		(4,463,903)	(3,226,668)
Total Liabilities And Stockholders' Deficit		$4,741,610	$6,405,223

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS (Unaudited)

		Three Months Ended November 30,		Six Months Ended November 30,
	Note	2016	2015	2016	2015

Revenues	3	$106,998	$52,222	$207,066	$810,381

Cost of revenue		44,874	8,464	51,417	136,935

Gross profit		62,124	43,758	155,649	673,446

Operating expenses:
Marketing		6,972	103,463	17,345	206,248
Research and development expenses	12	166,368	96,782	286,572	191,852
General and administrative expenses	12	400,834	414,728	801,349	766,861
Professional fees		23,024	68,454	108,758	160,023
Consulting		62,583	101,075	112,308	203,075
Depreciation		1,407	107	2,432	198
Amortization	4	265,101	219,950	531,750	219,950
Stock based compensation	11	335,675	300,875	809,663	413,517
Total operating expenses		1,261,964	1,305,434	2,670,177	2,161,724

Loss from operations		(1,199,840)	(1,261,676)	(2,514,528)	(1,488,278)

Other expense/(income):
Interest expense		235,239	194,402	522,291	348,387
Financing expense on issuance of convertible notes and common stock		-	542,760	-	632,250
Change in fair value of derivative liabilities and convertible notes		123,928	(38,698)	296,188	(840,337)
Prepayment fees on variable notes		-	99,558	-	276,790
Miscellaneous expense/(income)		(5,562)	(4,039)	3,712	(16,357)
Impairment of note receivable	3	968,289	-	968,289	-
Total other expense/(income)		1,321,894	793,983	1,790,480	400,733

Net loss before taxes		(2,521,734)	(2,055,659)	(4,305,008)	(1,889,011)

Provision for income taxes		-	-	-	-

Net loss and comprehensive loss		$(2,521,734)	$(2,055,659)	$(4,305,008)	$(1,889,011)

Net loss per weighted-average shares of common stock – basic and diluted		$(0.06)	$(0.11)	$(0.12)	$(0.12)

Weighted-average number of shares of common stock issued and outstanding – basic and diluted		39,771,247	18,005,455	35,471,612	15,707,479

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the six months ended November 30, 2016 and year ended May 31, 2016

	Common				Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Paid-in Capital	Accumulated Deficit	Total

Balance – May 31, 2015	13,422,814	13,423	99,344	124,567	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	1,164,887	-	1,164,887
Stock issued on exercise of warrants	11,667	12	-	-	(12)	-	-
Issuance of common stock for purchase technology	12,998,682	1,300	-	-	1,805,308	-	1,806,608
Stock to be issued for purchase of technology	-	-	18,988,318	2,639,071	-	-	2,639,071
Issuance of warrants classified as equity	-	-	-	-	1,279,846	-	1,279,846
Warrants associated with a secured convertible debenture	-	-	-	-	1,700,052	-	1,700,052
Common stock associated with common stock and warrants financing	3,648,000	365	-	-	568,561	-	568,926
Warrants associated with common stock and warrant financing	-	-	-	-	343,074	-	343,074
Stock to be issued on conversion of debt	-	-	1,221,228	305,307	-	-	305,307
Beneficial conversion feature	-	-	-	-	510,417	-	510,417
Net loss for the year ended May 31, 2016	-	-	-	-	-	(6,901,573)	(6,901,573)
Balance – May 31, 2016	30,081,163	15,100	20,308,890	3,068,945	15,353,712	(21,664,425)	(3,226,668)
Stock-based compensation	-	-	-	-	759,663	-	759,663
Issuance of warrants classified as equity	-	-	-	-	77,966	-	77,966
Common stock associated with Common stock and Warrants financing	1,780,000	178	-	-	253,456	-	253,634
Warrants associated with Common stock and Warrants financing	-	-	-	-	191,366	-	191,366
Stock issued on conversion of debt	8,227,822	823	-	-	2,064,007	-	2,064,830
Stock to be issued for debenture conversion	-	-	(1,221,228)	(305,307)	-	-	(305,307)
Stock to be issued under prior obligation	113,329	11	(99,344)	(124,567)	120,177	-	(4,379)
Stock issued to settle prior obligation	120,000	12	-	-	29,988	-	30,000
Net loss for the six months ended November 30, 2016	-	-	-	-	-	(4,305,008)	(4,305,008)
Balance – November 30, 2016	40,322,314	16,124	18,988,318	2,639,071	18,850,335	(25,969,433)	(4,463,903)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended November 30,
	2016	2015
Cash Flows From Operating Activities:
Net and comprehensive loss	$(4,305,008)	$(1,889,011)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,432	198
Amortization	531,750	219,950
Stock based compensation	809,663	413,517
Change in fair value of derivative liabilities and convertible notes	296,188	(840,337)
Financing expense on issuance of convertible promissory notes, and common stock	-	632,250
Impairment of note receivable	968,289	-
Unrealized foreign exchange and vendor settlements	10,860	-
Changes in operating assets and liabilities:
Accounts receivable	26,994	12,520
Note receivable	155,000	-
Prepaid expenses	(10,904)	(81,416)
Accounts payable and accrued liabilities	279,110	554,948
Accrued development and related expenses - related party	(16,654)	(375,068)
Deferred revenue	-	(12,500)
Net Cash Used in Operating Activities	(1,252,280)	(1,364,949)

Cash Flows From Investing Activities:
Expenditures on patents	(14,949)	(7,504)
Capital expenditures	(2,211)	(402)
Net Cash Used in Investing Activities	(17,160)	(7,906)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	-	90,750
Proceeds from line of credit, net	-	(1,055,541)
Proceeds from secured debentures	-	2,080,694
Repayments of short term loans	(32,772)	(153,778)
Proceeds from short term loans	-	1,201,000
Proceeds from long term loans	1,000,000	-
Repayment of convertible promissory notes and debentures	-	(716,056)
Proceeds from common stock private placement	295,000	-
Net Cash Provided by Financing Activities	1,262,228	1,447,069

Net (decrease)/increase in cash	(7,212)	74,214
Cash, beginning of period	448,575	19,496
Cash, end of period	$441,363	$93,710

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued on exercise of warrants	$-	$37,100
Conversion of short term loan	$100,000	$-
Conversion of short term loan and line of credit into secured debentures	$-	$419,305
Common stock issued for acquisition of technology	$-	$1,806,608
Common stock to be issued for acquisition of technology	$-	$2,639,071
Common stock issued for prior S1 obligation	$124,567	$-
Private placement of units in settlement of payables	$50,000	$-
Common stock issued for conversion of debt	$2,064,830	$-
Cash paid for interest during the six month period	$12,500	$67,808

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

Notes to Interim Condensed Consolidated Financial Statements

November 30, 2016

(Unaudited)

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance a brand’s messaging, media, e-commerce and support platforms. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company, in exchange for 7,000,000 shares of common stock of the Company. As a result of this exchange, Intertainment Media Inc. acquired, at that time, a seventy percent (70%) ownership of the Company. On September 15, 2015, the Company closed the acquisition of Ortsbo Inc.’s (a subsidiary of Intertainment Media Inc.) intellectual property. As a result of the acquisition, Intertainment Media Inc.’s ownership was reduced to 37% (currently 28.35%). The accompanying interim condensed consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements of the Company as of November 30, 2016, and for the three and six month periods ended November 30, 2016 and 2015 respectively, are unaudited. However, in the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company’s financial position as of November 30, 2016 and 2015 respectively, and the results of its operations and its cash flows for the six month period ended November 30, 2016 and 2015 respectively. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2017. The accompanying interim condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2016 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

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

2. Going Concern

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $25,969,433 through November 30, 2016.

As of November 30, 2016, the Company had a working capital deficit of $1,511,699. During the six months ended November 30, 2016, net cash used in operating activities was $1,252,280. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

Implementation of the Company business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. The Company has realized limited revenues to cover its operating costs. As such, the Company has incurred an operating loss since inception. This and other factors raise substantial doubt about its ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required, and ultimately to attain profitability. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the six months ended November 30, 2016, the Company raised $1,262,228 through various financial instruments, net of repayments.

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

3. Concentration of Credit Risk and Note Receivable

All of the Company’s revenues are attributed to a small number of customers. One former customer now comprises 0% of the revenue recorded for the six months ended November 30, 2016 and had comprised 93% of the revenue for the six months ended November 30, 2015. Intelligent Content Enterprises (“ICE”) comprises 33% and 43% of revenue recorded for the three and six months ended November 30, 2016. Due to the long period without payment, the Company has determined the revenue recognition criteria starting at the beginning of the Company’s second quarter of fiscal 2016 for Digital Widget Factory (Belize) (“DWF”) was not met and further revenues in fiscal 2017 will not be recorded until reasonable assurance over collectability has been established.

Effective February 29, 2016, DWF sold the technology platform, partially developed by Yappn, in conjunction with DWF’s principals, to ICE in exchange for common shares of ICE. As part of the transaction, DWF received ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE (the ICE Transaction”). During the fourth quarter of fiscal 2016, the Company executed a promissory note from DWF, for the outstanding value of the billings of $2,125,000. The promissory note is secured by DWF’s ICE stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable includes monthly payments of differing amounts with the final payment scheduled by November 30, 2016. The note receivable is past due on contractual principal payments by $1,870,000 as at November 30, 2016. Additionally, the Company received stock options for the purchase of shares of common stock of ICE from DWF.

The Company has not received any payments from DWF during the second quarter, and the secured note final payment date was contracted to be fully paid by November 30, 2016. While management continues to work with DWF on a resolution, current conditions result in a much greater uncertainty around collection of the note receivable. During the second quarter of fiscal 2017 as at November 30, 2016, management has recorded a full impairment on the remaining $968,289 recorded in its financial statements.

4. Intangible Assets

On September 15, 2015, the Company finalized its purchase of intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn to Ortsbo or its designees. During the second quarter of fiscal 2016, from the share issuance obligations from the purchase of the Ortsbo intellectual property assets, 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued which remain outstanding as at November 30, 2016 and are reserved but not issued pending instructions from the recipients. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of intellectual property from Ortsbo was $16,968,888, however, due to the common control of Ortsbo and the Company, the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo. This value was $5,421,067 on September 15, 2015.

Intangible Assets	Technology	Pending Patents	Issued Patents	Total
Balance on Acquisition - September 15, 2015	$5,278,773	$142,294	$-	$5,421,067
Additions	-	21,522	-	21,522
Amortization	(747,830)	-	-	(747,830)
Disposal	-	(18,538)	-	(18,538)
Balance, May 31, 2016	$4,530,943	$145,278	$-	$4,676,221
Additions	-	14,949	-	14,949
Reclassification	-	(23,250)	23,250	-
Amortization	(527,880)	-	(3,870)	(531,750)
Balance, November 30, 2016	$4,003,063	$136,977	$19,380	$4,159,420

5. Short Term Loans

The Company has a past due term loan originated on April 1, 2014 with an interest rate of 1% per month. The Company repaid $15,483 (Canadian $20,000) during the first quarter of fiscal 2017. As at November 30, 2016, the loan had a value of $88,476 ($118,815 Canadian).

The Company has a past due term loan originated on January 7, 2014 with an interest rate of 1% per month. The Company repaid $13,899 (Canadian $18,125) during the first quarter of fiscal 2017. As at November 30, 2016, the loan had a value of $63,203 ($84,875 Canadian).

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

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2015	$152,545	$82,817	$556,566	$791,928
Borrowing during the first quarter	-	-	328,265	328,265
Borrowing during the second quarter	-	-	1,201,000	1,201,000
Borrowing during the third quarter	-	-	170,468	170,468
Borrowing during the fourth quarter	-	-	100,000	100,000
Fair value adjustments	(9,446)	(4,251)	(19,726)	(33,423)
Conversions	-	-	(1,832,768)	(1,832,768)
Repayments	(37,214)	-	(403,805)	(441,019)
Fair value at May 31, 2016	$105,885	$78,566	$100,000	$284,451
Fair value adjustments	(1,926)	(1,464)	-	(3,390)
Conversions	-	-	(100,000)	(100,000)
Repayments	(15,483)	(13,899)	-	(29,382)
Fair value at November 30, 2016	$88,476	$63,203	$-	$151,679

6. Non-Convertible Secured Debentures

Yappn closed the first tranche of secured debentures (secured by general security of the Company’s assets) in the amount of $4.5 million. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity was initially the earlier of the date proceeds are available from a public offering or December 31, 2015. During the third quarter of fiscal 2016, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to the Company. The secured debentures balance as at November 30, 2016, was $4,550,388 (Note 12). Interest expense for the three and six month period ended November 30, 2016 was $136,512 and $273,023 respectively ($130,378 and $194,183 for the three and six months ended November 30, 2015).

7. Unsecured Convertible Promissory Notes and Debentures

The following is a summary of the unsecured convertible promissory notes and debentures as of November 30, 2016:

Principal amounts:	Convertible Promissory Notes and Debentures	Conversions	Total Outstanding Principal
Total Borrowings
Borrowing on January 29, 2014	$395,000	$(260,000)	$135,000
Borrowing on February 27, 2014	305,000	-	305,000
Borrowing on April 1, 2014	469,000	(299,000)	170,000
Borrowing on April 23, 2014	50,000	(50,000)	-
Borrowing on May 31, 2014	1,000,000	(1,000,000)	-
Borrowing on June 27, 2014	250,000	-	250,000
Borrowing on September 2, 2014	125,000	(125,000)	-
Borrowing on October 6, 2014	50,000	(50,000)	-
Borrowing on October 27, 2014	50,000	-	50,000
Total	$2,694,000	$1,784,000	$910,000

Balance at May 31, 2015			$1,945,833
Fair Value adjustment			768,991
Conversions			(260,000)
Balance at May 31, 2016			$2,454,824
Fair Value adjustment			(20,824)
Conversions			(1,524,000)
Balance at November 30, 2016			$910,000

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively. The Units consist of (i) one unsecured 6% convertible promissory note, $100 par value, convertible into shares of the Company’s common stock; (ii) a common stock purchase warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series A Warrant) at an exercise price of $1.50; and, (iii) a common stock purchase warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually Series B Warrant) at an exercise price of $2.00 (Note 10). The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private investor.

The notes matured 24 months from the issuance date and have an interest rate of 6% per annum payable in arrears on the earlier of a default date or the maturity date. The notes may be converted at any time after the original issuance date at the election of their holders to convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $1.00 per share. Any amount of principal or interest which is not paid when due, shall bear interest at the rate of 16% per annum from the date it is due. Both the Series A and Series B warrants have a five year life.

The convertible debentures due on January 29, February 27, 2016, and April 1, 2016 respectively were not repaid or converted into common shares of the Company by the maturity dates. Management is diligently working with the debenture holders on either extension terms or conversion into common shares as the Company does not currently have the ability to repay these debtholders in cash. In fiscal 2016, $260,000 in principal value of debenture holders took the offer for additional investment and repricing of both warrants. During the six month period ended November 30, 2016, $299,000 in principal value of debenture holders exercised conversion rights but only the Series A warrants were repriced (Notes 9 and 10). The holders of $299,000 in principal converted have the right to an additional issuance of shares if the Company closes a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share. In addition, on September 21, 2016, a debenture holder with a principal value of $100,000 agreed to extend the outstanding debenture to May 31, 2017 with no penalty interest from default date to May 31, 2017 in exchange for both Series A and B warrants repriced to $0.35. The Company accounted for the extension as a debt modification as opposed to a debt extinguishment. Interest expense for the three and six month period ended November 30, 2016 was $20,420 and $64,181 respectively ($17,487 and $35,166 for the three and six months ended November 30, 2015).

Convertible Debentures with Series C or Series D Warrants

During late fiscal 2014, and early fiscal 2015 the Company authorized and issued 1,050 Units for $1,050,000 to private investors, and 475 Units for $475,000 to seven independent accredited investors respectively. The 475 Units were issued in exchange for $300,000 in cash and release of $90,777 (then Canadian $100,000) in the loan originated on January 7, 2014 and $50,000 in settlement of trade payables. The Units consist of (i) one unsecured 6% convertible debenture, $100 par value, convertible into shares of the Company’s common stock at a conversion price of $1.50 per share; and (ii) a common stock purchase warrant entitling the holder thereof to purchase 700,000 shares of common stock (Series C Warrant) and 316,666 shares of common stock (Series D Warrant) at a purchase price of $2.20 per share that expires in 5 years (Note 10).

The debentures mature 24 months from the issuance date and have an interest rate of 6% (with certain other penalties on overdue interest when debt is past due) per annum payable in arrears on the earlier of a default date or the maturity date. The debentures may be converted at any time after the original issuance date at the election of their holders, who may convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $1.50 per share. The common stock purchase warrants may be exercised in whole or in part.

During the six month period ended November 30, 2016, $1,225,000 in principal value of debenture holders converted their outstanding debentures and accrued interest into common stock of the Company as well as received amendments to their warrants price of $0.25 (Notes 9 and 10). The holders of $1,225,000 in principal converted have the right to an additional issuance of shares if the Company closes a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share. All remaining term and conditions are the same as before. Interest expense for the three and six month period ended November 30, 2016 was $960 and $29,838 respectively ($22,812 and $45,875 for the three and six months ended November 30, 2015).

8. Convertible Secured Debentures and Long-term Loan

On December 30, 2015, the Company completed a secured debenture (secured by general security of the Company’s assets) and warrant financing of $2,040,000 ($1,075,000 from directors of the Company) through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested in one year, 1/3 to be vested in two years and 1/3 to be vested in three years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit.

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

On May 1, 2016, the Company closed a secured debenture and warrant financing through conversion of a short term loan of $170,468 from a director of the Company (secured by general security of the Company’s assets) that was otherwise payable on demand in cash. The offering of units was by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested immediately, 1/3 to be vested in one year and 1/3 to be vested in two years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit.

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

The difference between the fair value and face value of the debentures is to be accreted up to face value over the term to maturity using the effective interest method. The carrying value of the debenture liability as at November 30, 2016 is $375,379 for the December 30, 2015 closing and $19,886 for the May 1, 2016 closing.

The following table summarizes the fair values of the components of the convertible secured debentures, including the debt, warrants, and the beneficial conversion feature.

Accounting allocation of initial proceeds:	December 30, 2015	May 1, 2016	Total
Gross proceeds	$2,040,000	$170,468	$2,210,468
Fair value of the convertible secured debt	-	-	-
Fair value of equity warrants (Note 10)	(1,580,980)	(119,072)	(1,700,052)
Beneficial conversion feature	(459,020)	(51,396)	(510,416)
Change in fair value (from commitment date)	170,932	4,347	175,279
Convertible secured debenture at fair value at May 31, 2016	$170,932	$4,347	$175,279
Change in fair value	204,447	15,539	219,986
Convertible secured debenture at fair value at November 30, 2016	$375,379	$19,886	$395,265

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

Interest expense for the three and six month period ended November 30, 2016 was $72,314 and $144,628 respectively ($nil for the three and six months ended November 30, 2015).

During the second quarter of fiscal 2017, Company received a subscription for $1.0 million in bridge financing. The Company expects to close this in the third quarter of fiscal 2017. The financing is expected to have the same terms as the secured debenture above. This loan is classified as a long term loan until the closing date.

9. Common Stock

On August 31, 2015, the Company issued 11,667 shares of common stock in the form of a cashless exercise common stock purchase warrants with a previous allocation to equity of $37,100 in full settlement of warrants issued to a variable note holder that was extinguished in fiscal 2016.

On September 15, 2015, the Company closed an agreement with Ortsbo to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of $16,968,888, which was paid by the assumption of $975,388 in debt and the issuance of $15,993,500 worth of Yappn restricted common shares (32 Million shares at $0.50 per share), however, due to the common control of Ortsbo and the Company, the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo. This value was $5,421,067 on September 15, 2015. During the second quarter, 12,998,682 shares were issued at a value of $1,806,609 with obligations incurred to issue the remaining 18,988,318 shares when signed registration forms are all obtained by the Company. As at the filing date, the 18,988,318 shares at a value of $2,639,071 remain reserved but not issued (Note 4) and subject to issuance based on the instructions from the recipients.

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

On May 17, 2016, the Company issued 2,640,000 shares of common stock for $660,000 cash received against the second tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 10). 1,200,000 of the shares from the second tranche for $300,000 were issued to two members of the board of directors (Note 12). These warrants will vest in increments of thirds with the first 1/3 being vested on May 16, 2017, second increment of 1/3 on May 16, 2018, and last 1/3 on May 16, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $411,515 and $248,221 respectively. The assumptions used for valuation were: Volatility 179%, expected life of five years, risk free interest rate of 1.29%, and dividend rate of 0%.

On June 13, 2016, principal and interest totaling $305,307 was converted into 1,221,228 of common shares as part of the conversion of convertible debt as described in Note 7. The common shares to be issued were recorded as an obligation as at May 17, 2016, however the issuance did not occur until June 13, 2016.

On August 31, 2016, the Company issued 1,000,000 shares of common stock for $200,000 cash received and settlement of $50,000 in prior obligations against the third tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 10). All of the shares from the third tranche were issued to four members of the board of directors (Note 12). These warrants will vest in increments of thirds with the first 1/3 being vested on August 31, 2017, second increment of 1/3 on August 31, 2018, and last 1/3 on August 31, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $141,307 and $108,693 respectively. The assumptions used for valuation were: Volatility 191%, expected life of five years, risk free interest rate of 1.19%, and dividend rate of 0%.

On August 31, 2016, principal and interest totaling $1,489,057 was converted into 5,956,226 of common shares as part of the conversion of convertible debt as described in Note 7.

On September 23, 2016, the Company issued 780,000 shares of common stock for $195,000 cash received against the fourth tranche of a private placement of units, at a purchase price of $0.25 per unit, each unit consisting of one share of common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (Note 10). 80,000 of the shares from the fourth tranche for $20,000 were issued to a member of the advisory board (Note 12). These common stock purchase warrants will vest in increments of thirds with the first 1/3 being vested on September 23, 2017, second increment of 1/3 on September 23, 2018, and last 1/3 on September 23, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and warrants for $112,327 and $82,673 respectively. The assumptions used for valuation were: Volatility 200%, expected life of five years, risk free interest rate of 1.16%, and dividend rate of 0%.

On September 23, 2016 principal and interest totaling $262,592 was converted into 1,050,368 of common shares as part of the conversion of convertible debt as described in Note 7.

On September 30, 2016, the Company issued 120,000 shares of common stock as settlement against prior accounts payables with a fair value of $30,000.

On November 15, 2016, the Company issued 88,844 shares of common stock in association with the timing of filing its Registration Statement as part of the contractual rights of certain existing convertible debenture holders.

Registration Statement

The Company filed a Registration Statement on Form S-1 (File No. 333-199569) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for up to 7,592,667 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders upon conversion of promissory notes and/or warrants currently held by those selling stockholders, specifically (i) 1,844,000 shares of Common Stock issuable to them upon exercise of promissory notes and (ii) 4,588,000 shares of Common Stock issuable to them upon exercise of warrants. The warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on November 17, 2014. On October 5, 2015, the Company filed a continuing registration statement in part to update to this S-1 filing, and subsequently filed an amendment to this filing. This registration statement was withdrawn and a new registration statement filed.

On October 3, 2016, the Company filed a request to withdraw is previously filed Registration Statement on Form S-1 (File No. 333-207292), with the Securities and Exchange Commission (the “SEC”). On October 3, 2016 the Company filed a new Registration Statement on Form S-1 (File No. 333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of Yappn Corp.’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding and upon conversion of promissory notes, related past due accrued interest and penalties and/or warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of common stock purchase warrants. The common stock purchase warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement has not yet been declared effective.

10. Preferred Stock and Warrants

Series A Preferred Stock

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001 with none issued and outstanding as at November 30, 2016 and May 31, 2016.

Warrants

The following is a summary of common stock purchase warrants issued, exercised and expired through November 30, 2016:

	Shares Issuable Under Warrants	Equity Value	Exercise Price	Expiration
Issued on March 28, 2013	401,000	917,087	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	543,530	$0.54	May 31, 2018
Issued on June 7, 2013	165,000	211,365	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	3,744	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	135,000	135,989	$1.00	January 29, 2019
Issued Series A warrants on January 29, 2014 - Repriced	260,000	268,770	$0.25	January 29, 2019
Issued Series B warrants on January 29, 2014	135,000	-	$2.00	January 29, 2019
Issued Series B warrants on January 29, 2014 - Repriced	260,000	9,022	$0.25	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	224,135	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	-	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	294,000	147,294	$1.00	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	175,000	93,660	$0.25	April 1, 2019
Issued Series B warrants on April 1, 2014	469,000	-	$2.00	April 1, 2019
Issued to Lender – Line of Credit	800,000	1,495,200	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014	33,333	9,395	$2.20	April 23, 2019
Issued Series C warrants on May 30, 2014 - Repriced	666,667	214,212	$0.25	May 30, 2019
Issued Series D warrants on June 27, 2014	166,667	-	$2.20	June 27, 2019
Issued Series D warrants on September 2, 2014 - Repriced	83,333	41,593	$0.25	September 2, 2019
Issued Series D warrants on October 6, 2014	33,333	15,567	$2.20	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	15,667	$2.20	October 27, 2019
Issued warrants – consultants	330,000	165,330	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	-	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	990	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	2,970	$1.50	May 31, 2017
Issued warrants to advisory board on September 28, 2015	300,000	233,490	$0.25	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	519,520	$1.00	April 7, 2019
Issued warrants to consultant on November 5, 2015	100,000	23,240	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,400,000	1,580,980	$0.01	December 29, 2020
Issued warrants to advisory board on March 21, 2016	1,750,000	94,691	$0.25	March 21, 2021
Issued warrants to consultant on May 1, 2016	4,000,000	721,200	$0.25	May 1, 2021
Issued warrants on May 1, 2016	1,704,680	119,072	$0.01	May 1, 2021
Issued warrants for private placement on April 18, 2016	1,008,000	94,854	$0.25	April 18, 2021
Issued warrants for private placement on May 17, 2016	2,640,000	248,221	$0.25	May 17, 2021
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	-	$1.00	-
Total – as of May 31, 2016	39,055,346	8,150,788
Issued warrants to consultant on July 6, 2016	90,000	22,500	$0.25	July 6, 2018
Issued warrants to advisory board member on August 25, 2016	250,000	559	$0.25	August 25, 2021
Issued warrants for private placement on August 31, 2016	1,000,000	108,693	$0.25	August 31, 2021
Issued warrants for private placement on September 23, 2016	780,000	82,673	$0.25	September 23, 2021
Issued warrants to consultant on November 10, 2016	100,000	8,440	$0.25	November 10, 2020

Total – as of November 30, 2016	41,275,346	8,373,653

As at November 30, 2016, vested and exercisable common stock purchase warrants have a weighted average price of approximately $0.86 (May 31, 2016 - $0.87) and have a weighted-average remaining contractual term of 0.6 years (May 31, 2016 – 0.71 years). It is expected the 32,299,347 unvested warrants will ultimately vest. The unvested warrants have a weighted average exercise price of $0.09 (May 31, 2016 - $0.07) per share and a weighted average remaining term of 3.30 years (May 31, 2016 – 3.62 years).

Warrants vesting terms and repricing related to Convertible debentures, Secured Converted Debentures, and Common Stock Private Placement are described in Notes 7, 8, and Note 9. All warrants not described in other notes to the interim condensed consolidated financial statements vested immediately upon issuance. Warrants issued to consultants in fiscal 2016 and to the advisory board are described below.

The Company issued 300,000 common stock purchase warrants on September 28, 2015 to new advisors in advance of their appointment to the Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. These were expensed as stock based compensation. The warrants exercise price was repriced on March 21, 2016 to $0.25 and a nominal expense was recorded. The assumptions used for initial and repricing valuation are: Volatility 178-180%, expected life of five years, risk free interest rate of 1.38%-1.42%, and dividend rate of 0%.

The Company issued 1,700,000 common stock purchase warrants to the line of credit holder included in financing expense in contemplation of taking a pari passu security position and allowing Winterberry to act as collateral agent for the secured debenture financing. These warrants were issued November 5, 2015 have an exercise price of $1.00 with expiry date of April 7, 2019. The assumptions used for valuation were: Volatility 178%, expected life of five years, risk free interest rate of 1.65%, and dividend rate of 0%.

The Company issued common stock purchase warrants to a consultant in the amount of 100,000 included in financing expense on November 5, 2015 at an exercise price of $1.00 with expiry date of October 16, 2017. The assumptions used for valuation were: Volatility 178%, expected life of approximately two years, risk free interest rate of 0.85%, and dividend rate of 0%.

The Company issued 1,750,000 common stock purchase warrants on March 21, 2016 to new the advisory board at an exercise price of $0.25 with expiry date of March 21, 2021. These were expensed as stock based compensation. These warrants will vest in increments of 1/3 with the first 1/3 being vested on March 21, 2017, second increment of 1/3 on March 21, 2018, and last 1/3 on March 21, 2019. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.38%, and dividend rate of 0%.

On May 1, 2016 the Company issued 4,000,000 common stock purchase warrants to an entity, Imagination 7 Ventures, LLC controlled by the former CEO at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.28%, and dividend rate of 0%.

The Company issued 250,000 common stock purchase warrants on August 25, 2016 to a new advisory board member at an exercise price of $0.25 with expiry date of August 25, 2021. These were expensed as stock based compensation. These warrants will vest in increments of 1/3 with the first 1/3 being vested on August 25, 2017, second increment of 1/3 on August 25, 2018, and last 1/3 on August 25, 2019. The assumptions used for valuation were: Volatility 191%, expected life of five years, risk free interest rate of 1.13%, and dividend rate of 0%.

The Company issued common stock purchase warrants to a consultant in the amount of 100,000 included in consulting expense on November 10, 2016 at an exercise price of $0.25 with expiry date of November 10, 2020. The assumptions used for valuation were: Volatility 215%, expected life of approximately four years, risk free interest rate of 1.17%, and dividend rate of 0%.

11. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan, which was ratified by the shareholders on December 22, 2014. On August 21, 2015, the Company amended its 2014 Stock Option Plan to increase the number of shares reserved pursuant to the 2014 Stock Option Plan to 25,000,000.

The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding at May 31, 2015	1,804,500	$1.00
Granted in fiscal 2016	8,775,000	0.25
Exercised	-	-
Cancelled, forfeited or expired	(189,500)	1.00
Outstanding at May 31, 2016	10,390,000	$0.28
Granted in fiscal 2017	3,200,000	0.25
Exercised	-	-
Cancelled, forfeited or expired	(385,000)	1.00
Outstanding at November 30, 2016	13,205,000	$0.25
Options exercisable at November 30, 2016	4,069,167	$0.25
Fair value of options vested as at November 30, 2016	$1,826,217	$-

As at November 30, 2016, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 4.0 years. It is expected the 9,135,833 unvested options will ultimately vest. These options have a weighted average exercise price of $0.25 per share and a weighted average remaining term of 4.40 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at November 30, 2016 and the option’s exercise price, for all options that are in the money. This value was $nil as at November 30, 2016.

As at November 30, 2016, there is $1,800,919 of unearned stock based compensation cost related to stock options granted that have not yet vested (9,135,833 options). This cost is expected to be recognized over a remaining weighted average vesting period of 1.4 years.

710,000 and 520,000 of the stock options granted on August 14, 2014 and March 2, 2015 respectively vest 1/3 immediately, 1/3 after one year and 1/3 after two years. The remaining options have immediate vesting terms or have been cancelled or expired. 8,750,000 and 3,200,000 of the stock options granted on March 21, 2016 and August 25, 2016 respectively vest 1/4 immediately, 1/4 after one year, 1/4 after two years, and 1/4 after three years. The remaining 25,000 options issued on March 21, 2016 have immediate vesting terms.

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

The assumptions used in the stock based compensation binomial models are consistent with the methodology used in valuing the Company’s other derivatives debt and warrant financings. Due to a lack options exercising of history, the Company has assumed the expected life of the options is the contractual life of the options.

12. Related Party Balances and Transactions

Services provided by Intertainment Media, Inc. personnel in the prior fiscal year were invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost. There were no services provided by Intertainment Media, Inc. to Yappn for the three and six month period ended November 30, 2016.

On September 15, 2015, the Company closed an agreement with Ortsbo to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know how. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the fiscal year 2016, 12,998,682 shares were issued comprising of 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608, leaving 18,988,318 shares (currently reserved for issuance) to be issued at November 30, 2016 comprising 17,687,500 to Winterberry and 1,300,818 to a former holder of Ortsbo stock. As of the filing date, these aforementioned shares remain to be issued and are subject to instructions from the recipients. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 8). The fair value for the agreed upon consideration for the acquisition of Intellectual property from Ortsbo was $16,968,888. This transaction was completed on September 15, 2015. Due to the common control of Ortsbo Inc. and Yappn Corp at the time of the acquisition, the value of the Intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo. This value was $5,421,067 on September 15, 2015 (Note 4).

For the year ended May 31, 2016, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $146,982. $92,589 is related to managerial services and $54,393 related to development. As of May 31, 2016, the related party liability balance totaled $16,654. As at November 30, 2016, there is no obligation to Intertainment Media, Inc.

Directors subscribed for $1,783,526 of $4,550,388 from the secured debenture that closed in September 2015 at which time they were not directors (Note 6). Significant investments made by directors include Luis Vasquez-Senties (a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in September 2015, David Berry (a current member of the Board of Directors) subscribed for $733,526 from the secured debenture offering that closed in September 2015, and Winterberry Investments Inc. (an entity controlled by David Berry, a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in September 2015.

Directors also subscribed for $1,075,000 of the $2,040,000 convertible secured debentures issued on December 30, 2015 (Note 8). Significant investments made by directors include Luis Vasquez-Senties (a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in December 2015, David Berry (a current member of the Board of Directors) through a related entity in which he does not control subscribed for $500,000 from the secured debenture offering that closed in December 2015.

David Berry (a current member of the Board of Directors) through a related entity in which he does not control advanced $170,468 to the Company on an anticipated second closing of the same convertible secured debenture financing closed on December 30, 2015 (Note 8). This $170,468 closing occurred on May 1, 2016.

The Company issued 300,000 common stock purchase warrants on September 28, 2015 to advisors prior to their appointment as members of the Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. These were expensed as stock based compensation. These warrants were repriced to $0.25 on March 21, 2016 and are valued at $233,490.

The Company issued 1,750,000 common stock purchase warrants on March 21, 2016 to members of the Company’s Advisory Board at an exercise price of $0.25 with expiry date of March 21, 2021. These were expensed as stock based compensation.

The Company issued 250,000 common stock purchase warrants on August 25, 2016 to a recently appointed Advisory Board member at an exercise price of $0.25 with expiry date of August 25, 2021. These were expensed as stock based compensation.

On May 1, 2016, the Company completed secured debenture financing with a consultant, whose principal is the former CEO of the Company, for $200,000 with no warrant financing, through the offering of units by way of private placement, with each unit consisting of a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common. This closing was a conversion of $200,000 in consulting expense. The Company also issued 4,000,000 common stock purchase warrants at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. Consultant was also granted a $100,000 signing bonus payable in cash. All obligations prior to May 1, 2016 due directly or indirectly to the former CEO of Yappn including $294,906 in cash obligations as an employee and $18,200 as a consultant, have been forgiven. All obligations being forgiven were recorded as general and administrative expenses within fiscal 2016 and were reversed out from general and administrative expenses.

1,200,000 of the shares from the 2nd tranche of common stock private placement at $0.25 per unit totaling $300,000 in cash proceeds were issued to members of the Board of Directors. Significant investments made by Directors include Luis Vasquez-Senties (a current member of the Board of Directors) who advanced $200,000 to the Company (Note 9).

1,000,000 of the shares from the 3rd tranche of common stock private placement at $0.25 per unit totaling $250,000 in cash proceeds and compensation for consulting work were issued to members of the board of directors. Significant investments made by Directors include Winterberry Investments Inc. (an entity controlled by David Berry, a current member of the Board of Directors) who advanced $100,000 to the Company (Note 9).

80,000 of the shares from the 4th tranche of common stock private placement at $0.25 per unit totaling $195,000 in cash proceeds were issued to a member of the advisory board (Note 9).

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

During the second quarter of fiscal 2017, two directors provided a total of $1,000,000 as an advance to the Company that will be part of a longer term financing with terms remaining to be finalized.

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

On July 15, 2015, after the approval of the Board of Directors of each company, Intertainment Media and our company entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo.

The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know-how for a total purchase price of approximately $17 Million, which was paid by the assumption of approximately $1 Million in debt and the obligation to issue $16 Million worth of our restricted common shares (32 Million shares at $0.50 per share).

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

Yappn, through the program execution, intended to provide multilingual online marketing through traditional online services and social engagement with its proprietary patented technology to DWF. Yappn would do so by scheduling and supporting DWF’s revenue programs related to direct and network online advertising, schedule and support DWF’s affiliate and Ecommerce partnerships and also support DWF users to customize their content experience, submit original content and provides tools to incent sharing of content and encourage users to build the membership base.

Effective February 29, 2016, DWF sold the technology platform, partially developed by our company, in conjunction with DWF’s principals, to Intelligent Content Enterprises Inc. (“ICE”) in exchange for common shares of ICE (the “Transaction”). As part of the transaction, DWF received ownership and rights to twenty four million common shares of ICE for a large minority shareholder position of ICE. During the fourth quarter of fiscal 2016, the Company executed a promissory note from DWF for the outstanding value of the billings of $2,125,000 (of which $968,289 is recorded as a note receivable at August 31, 2016 and was previously recognized in revenue and a trade receivable). The promissory note is secured by DWF’s ICE stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable includes monthly payments of differing amounts with the final payment scheduled by November 30, 2016. The note receivable is past due on contractual payments by $1,870,000 as at November 30, 2016. Subsequently, the Transaction was unwound and the shares are intended to be returned.

We have not received any payments from DWF during the second quarter, and the secured note last payment date was contracted to be fully paid by November 30, 2016. While management continues to work with DWF on a resolution there is much greater uncertainty around collection of the note receivable as a result of the unwinding of the Transaction as described above. As a result management has recorded full impairment on the remaining recorded amount previously recorded in its financial statements, of $968,289 and the related impairment expense during the three and six months ended November 30, 2016.

The Services Agreement

We acquired the rights to use the technology and management and development support services under the Services Agreement, dated March 21, 2013 and amended October 2013, between Intertainment Media, Inc. (“IMI”), and IMI’s wholly owned Ortsbo subsidiaries. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”). The Services did not include the “chat” technology itself and we weresolely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API could be utilized to enable multi-language use. Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

In October 2013, we amended the Services Agreement. Under the terms of the amendment to the Services Agreement, we had the first right of refusal to purchase the Ortsbo platform and all its assets and operations for a period of two years; increasing the use of Ortsbo's technology for business to consumer social programs at a purchase price to be negotiated at the time we exercise our right. We had a right to purchase a copy of the source code only applicable to Yappn programs for $2,000,000 which may be paid in cash or restricted shares of our common stock at a per share price of $1.50 per share. As part of the agreement, we issued Ortsbo 166,667 shares of our restricted common stock. On April 28, 2014, we exercised our right to purchase a copy of the source code for the Ortsbo property in exchange for 1,333,333 shares of restricted common stock for a value of $2,000,000.

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

Competition

Our business relating to and arising from the development of our assets is characterized by innovation, rapid change, patented, proprietary, and disruptive technologies. We may face significant competition, including from companies that provide translation and tools to facilitate the sharing of information that enable marketers to display advertising and that provide users with multilingual real-time translation of Ecommerce, events and proprietary social media and chat platforms. These may include:

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

Intellectual Property

We own (i) the yappn.com domain name (which website is expressly not incorporated into this filing) and (ii) the Yappn name and all trademarks, service marks, trade dress and copyrights associated with the Yappn name, logo and graphic art. We may prepare several patent filings in the future. Upon payment of the applicable fees pursuant to the Services Agreement described above, we became the exclusive owner of copyright in the literary works or other works of authorship delivered by Ortsbo to us as part of the Services provided under the Services Agreement (the “Deliverables”). All such rights shall not be subject to rescission upon termination of the Services Agreement. Also as set forth in the Services Agreement, we shall grant to Ortsbo (i) a non-exclusive (subject to certain limitations) license to use the Deliverables for the sole purpose of developing its technology, (ii) a non-exclusive license to use, solely in connection with the provision of the Services, any intellectual property owned or developed by us or on our behalf and necessary to enable Ortsbo to provide the Services and (iii) a license to use intellectual property obtained by us from third parties and necessary to enable Ortsbo to provide the Services. All such licenses shall expire upon termination of the Services Agreement.

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

Government Regulation

We are subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. We are also monitoring the consequences on our industry as a result of the new administration commencing January 20, 2017.

Legal Proceedings

None.

Registration Statement

On October 3, 2016, we filed a request to withdraw our previously filed Registration Statement on Form S-1 (File No. 333-207292), with the Securities and Exchange Commission (the “SEC”). On October 3, 2016 the Company filed a new Registration Statement on Form S-1 (File No.333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of our Company’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding upon conversion of promissory notes, related past due accrued interest and penalties and/or warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of common stock purchase warrants. The common stock purchase warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement has not yet been declared effective.

RESULTS OF OPERATIONS

Three months ended November 30, 2016

Revenues

We are in the process of the commercialization of our various product offerings. We had revenues of $106,998 and $52,222 for the three months ended November 30, 2016 and 2015, respectively. $35,000 of revenue for the three months ended November 30, 2016 related to professional services provided for Intelligent Content Enterprises Inc. (“ICE”). $35,000 of revenue recognized from ICE is based on payments received against the outstanding billings. Comparative period revenues resulted from the professional services related to the Digital Widget Factory (Belize) (“DWF”) program. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings were made to DWF since that date. Billings as part of professional and language services for the program subsequent to February 29, 2016 were through ICE and as expected have been lower than the average billings to DWF. Our management has focused on developing relationships with large commercial partners and influencers, which has delayed revenue realization from prospective customers in recent quarters.

Cost of revenue

We incurred costs of revenues of $44,874 and $8,464, for the three months ended November 30, 2016 and 2015, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $62,124 and $43,758, for the three months ended November 30, 2016 and 2015, respectively.

Total operating expenses

During the three months ended November 30, 2016 and 2015, total operating expenses were $1,261,963 and $1,305,434, respectively.

For the three months ended November 30, 2016, the operating expenses consisted of marketing expense of $6,972, research and development expenses of $166,369, general and administrative expenses of $400,834, professional fees of $23,024, consulting fees of $62,583, depreciation of $1,407, amortization of $265,101, and stock based compensation of $335,675. For the comparable three months ended November 30, 2015 the operating expenses consisted of marketing expenses of $103,463, research and development expenses of $96,782, general and administrative expenses of $414,728, professional fees of $68,454, consulting fees of $101,075, depreciation of $107, amortization of $219,950 and stock based compensation of $300,875.

Marketing Expenses

The reduction in marketing expenses of $96,491 or 93% is due mainly to a realignment of spending by the company. In the three months period ending November 30, 2015 we incurred higher costs as a result of promoting the Yappn brand through consultants and various promotional expenses. In three months ending November 30, 2016, we substantially reduced the spending on consultants engaged in marketing activities and focused our efforts on operationalizing the current products based on more direct sales channels.

Research and Development

Research and development expenses increased by $69,586 or 72% in the three months ended November 30, 2016 over the three months ended November 30, 2015. Our research and development costs in the comparative period are partially for fees to technology consultants from Intertainment Media and Ortsbo, with higher weighting on our own employees and arm’s length third party consultants. There were no research and development costs from Intertainment Media and Ortsbo in fiscal 2017. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses

General and administrative expenses decreased by $13,894 or 3% in the three months ended November 30, 2016 over the three months ended November 30, 2015 including executive and office salaries, administrative services accounting and finance as well as general office expenses or costs. These costs have relatively remained consistent due to a combination of factors. The overall headcount has decreased but employee costs are higher due to the addition of two senior level executives between the periods. Certain other costs have been reduced or eliminated such as billings from Intertainment Media under the services agreement and employee headcount in the US office. Billings from Intertainment Media ceased due to the acquisition of the Intellectual Property and assets from Ortsbo on September 15, 2015 and the subsequent cancellation of the Services Agreement. We anticipate that costs in fiscal 2017 will be relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Upon further significant increases in revenue, management will continue to hire qualified personnel, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Professional fees

Professional fees decreased by $45,430 or 66% for the three months ended November 30, 2016 over the three months ended November 30, 2015 and includes audit and audit related services pertaining to the year-end audits, and legal fees related to both ongoing operational compliance for the business and for financing closings. Although audit related fees have generally stayed consistent, the comparative period had less audit expense due to timing of billing and the offsetting higher legal fees were a result of fees relating to various financings that closed during fiscal 2016.

Consulting fees

Consulting fees went down by $38,492 or 38% and are mainly due to a significant reduction in spending on consultants. In the comparative period, Company had six different consultants engaged whereas in the current three month period, Company has only two consultants engaged. This is expected to be consistent in the near term due to the Company’s overall realignment of spending.

Amortization of Intangible Assets

Amortization of $265,101 relates entirely to Technology and Intellectual Property purchased during prior fiscal 2016 which we are amortizing over 5 years on a straight-line basis. The difference of $45,151 or 20% increase over the comparative period is due to the purchase taking place part way into the quarter in the prior fiscal year. On September 15, 2015, we finalized our purchase of Intellectual property assets of Ortsbo pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015.

Stock based compensation

Stock based compensation increased by $34,800 or 12%. This increase is due continued vesting of existing options that were granted in late fiscal 2016 and early fiscal 2017. Overall values ascribed will be different for each period based on the underlying assumptions used at the time of each grant. The stock options expense is determined using the acceptable binomial tree valuation method, which is an acceptable method under US GAAP.

Total other income and expenses

Other expenses totaled $1,321,894 and $793,983, for the three months ended November 30, 2016 and 2015, respectively. The change of $527,911 is partly due to interest expense, change in fair value of derivative liabilities and convertible notes, prepayment fees on variable notes, impairment of note receivable and miscellaneous (income)/expense. During the three months ended November 30, 2016, total other (income)/expense consisted of interest expense of $235,239, financing expense on issuance of convertible promissory notes and common stock totaling $nil, a loss resulting from the change in fair value of the derivative liabilities and convertible notes of $123,928, prepayment fees on convertible notes with floating strike prices of $nil, other miscellaneous income of $(5,562), and Impairment of note receivable of $968,289. During the three months ended November 30, 2015, total other (income)/expense consisted of interest expense of $194,402 and financing expenses on the issuance of convertible promissory notes and common stock totaling $542,760, a gain resulting from the change in the fair value of the derivative liabilities and convertible notes of $(38,698), prepayment fees on variable notes of $99,558, and miscellaneous other income of $(4,039).

Interest Expense

Interest expense increased by $40,837 or 21% for the three months ended November 30, 2016 over the three months ended November 30, 2015. The significant increase is mainly due to additional financings closed in fiscal 2016. We closed multiple secured debenture financings totaling approximately $6.7 million, most of which was new debt for us at the time. Additionally, we incurred a higher penalty interest on convertible debentures from fiscal 2014 that reached maturity in late fiscal 2016 and early fiscal 2017.

Financing expense on issuance of convertible promissory notes and common stock

Financing expense decreased by $542,760 or 100% as we did not fund our company through variable rate notes or grant warrants relating to financing arrangements in fiscal 2017 whereas there were common stock purchase warrants granted to financiers in the comparative period ended November 30, 2015. The expense is a function of the underlying assumptions at the time of the grant. It is mainly driven by the strike price of the instrument and the stock price at the time of the grant. As this is a non-cash expense, based on financings and model outputs it is hard to estimate variability for this account.

Change in fair value of convertible promissory notes and convertible secured debentures

Change in fair value of derivative liabilities and convertible promissory notes expense was a loss resulting in incremental change in the recognized gain/loss by $162,626 in the three months ended November 30, 2016 over three months ended November 30, 2015 as the existing debt instruments continued to have fair value adjustments in addition to the new secured debentures that were issued during the prior fiscal year. The total fair value change is a gain in the comparative period due to the revaluations on the variable conversion priced notes and the underlying assumptions used to value them using the binomial tree valuation method which includes elapsed time, and market price decreases.

Payment fees on variable conversion priced notes

Payment fees on variable conversion priced promissory notes is significantly lower by $99,588 or 100% in three months ended November 30, 2016 over three months ended November 30, 2015, as we repaid the variable conversion priced notes in the prior fiscal year. As of November 30, 2016, we do not have any further variable conversion priced promissory notes.

Miscellaneous expense/(income)

Miscellaneous expense/(income) was a gain of $5,562 for the three months ended November 30, 2016, compared to a gain of $4,039 for the three months ended November 30, 2015 resulting in incremental change in the recognized gain/loss by $1,523. The expense/(income) is largely a function of foreign exchange expense/(income) and write-off of payables that Company does not expect to pay either due to a settlement or management has concluded the obligations are barred by the statute of limitations. A small portion of the foreign exchange is a cash expense in bank spread for currency variance conversion between the US dollar and the Canadian dollar. The remaining foreign exchange expense/ (income) was incurred on changes in the foreign exchange rate and the foreign denominated liabilities.

For the three months ended November 30, 2016, the gain from fair value adjustment largely relates to accretion fair value changes on various convertible notes. In the comparative period in 2015, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in an expense of $123,928 for the three months ended November 30, 2016 in contrast to a gain of $38,698 for the three months ended November 30, 2015, for a change of $162,626.

Impairment of note receivable

We have not received any payments from DWF during the second quarter of fiscal 2017 and the secured promissory note final payment date was contracted to be fully paid by November 30, 2016. While management continues to work with DWF on a resolution, the current conditions result in a much greater uncertainty around collection of the promissory note receivable. Management has recorded full impairment on the remaining recorded amount previously recorded in its financial statements, of $968,289 and $nil and the related impairment expense during the three months ended November 30, 2016 and 2015.

Net loss and comprehensive loss

During the three months ended November 30, 2016 and 2015, we had net loss and comprehensive loss of $2,521,734 and $2,055,659 respectively.

Six months ended November 30, 2016

Revenues

We are in the process of the commercialization of our various product offerings. We had revenues of $207,066 and $810,381 for the six months ended November 30, 2016 and 2015, respectively. $88,390 of revenue for the six months ended November 30, 2016 related to professional services provided for Intelligent Content Enterprises Inc. (“ICE”). $88,390 of revenue recognized from ICE is based on payments received against the outstanding billings. Comparative period revenues resulted from the professional services related to the Digital Widget Factory (Belize) (“DWF”) program. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings were made to DWF since that date. Billings as part of professional and language services for the program subsequent to February 29, 2016 were through ICE, and were expected and have been lower than the average billings to DWF. Our management has focused on developing relationships with large commercial partners and influencers, which has delayed revenue realization from prospective customers in recent quarters.

Cost of revenue

We incurred costs of revenues of $51,417 and $136,935, for the six months ended November 30, 2016 and 2015, respectively. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $155,649 and $673,446, for the six months ended November 30, 2016 and 2015, respectively.

Total operating expenses

During the six months ended November 30, 2016 and 2015, total operating expenses were $2,670,176 and $2,161,724, respectively.

For the six months ended November 30, 2016, the operating expenses consisted of marketing expense of $17,345, research and development expenses of $286,572, general and administrative expenses of $801,349, professional fees of $108,758, consulting fees of $112,308, depreciation of $2,432, amortization of $531,750, and stock based compensation of $809,663. For the comparable six months ended November 30, 2015 the operating expenses consisted of marketing expenses of $206,248, research and development expenses of $191,852, general and administrative expenses of $766,861, professional fees of $160,023, consulting fees of $203,075, depreciation of $198, amortization of $219,950 and stock based compensation of $413,517.

Marketing Expenses

The reduction in marketing expenses of $188,903 or 92% is due mainly to a realignment of spending by the company. In the six months period ending November 30, 2015 we incurred higher costs as a result of promoting the Yappn brand through consultants and various promotional expenses. In the six months ending November 30, 2016, we substantially reduced the spending on consultants engaged in marketing activities and focused our efforts on operationalizing the current products based on more direct sales channels.

Research and Development

Research and development expenses increased by $94,720 or 49% in the six months ended November 30, 2016 over the six months ended November 30, 2015. Our research and development costs in the comparative period are partially for fees to technology consultants from Intertainment Media and Ortsbo, with higher weighting on our own employees and arm’s length third party consultants. There were no research and development costs from Intertainment Media and Ortsbo in fiscal 2017. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. Many of these costs will not continue into the future, however there will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses

General and administrative expenses increased by $34,488 or 4% in the six months ended November 30, 2016 over the six months ended November 30, 2015 including executive and office salaries, administrative services accounting and finance as well as general office expenses or costs. These costs have increased mainly due to employee related expenses with the hiring of senior management personnel in late fiscal 2016 even though the overall headcount has decreased. Certain other costs have been reduced or eliminated such as billings from Intertainment Media under the services agreement and employee headcount in the US office. Billings from Intertainment Media ceased due to the acquisition of the Intellectual Property and assets from Ortsbo on September 15, 2015 and the subsequent cancellation of the Services Agreement. We anticipate that costs in fiscal 2017 will be relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Upon further significant increases in revenue, management will continue to hire qualified personnel, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Professional fees

Professional fees decreased by $51,265 or 32% for the six months ended November 30, 2016 over the six months ended November 30, 2015 and includes audit and audit related services pertaining to the year-end audits, and legal fees related to both ongoing operational compliance for the business and for financing closings. Although audit related fees have generally stayed consistent, the comparative period had higher legal fees as a result of our various financings that closed during fiscal 2016.

Consulting fees

Consulting fees went down by $90,767 or 45% and are mainly due to a significant reduction in spending on consultants. In the comparative period, the Company had nine different consultants engaged at least at some point whereas in the current six month period, the Company has only had three consultants engaged. This is expected to be consistent in the near term due to the Company’s overall realignment of spending.

Amortization of Intangible Assets

Amortization of $531,750 relates entirely to Technology and Intellectual Property purchased during fiscal 2016 which we are amortizing over 5 years on a straight-line basis as well as a patent that was granted in late fiscal 2016. The difference of $311,800 or 142%% increase over the comparative period is due to the purchase taking place beginning of the second quarter in the prior fiscal year. On September 15, 2015, we finalized our purchase of Intellectual property assets of Ortsbo pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015.

Stock based compensation

Stock based compensation increased by $396,146 or 96%. This increase is due to the issuances of certain awards in the six month period ended November 30, 2016, for issuance of stock options, issuance of warrants to a new advisory board member, as well as continued vesting of existing options. Overall values ascribed will be different for each period based on the underlying assumptions used at the time of each grant. The stock options expense is determined using the acceptable binomial tree valuation method, which is an acceptable method under US GAAP.

Total other income and expenses

Other expenses totaled $1,790,480 and $400,733, for the six months ended November 30, 2016 and 2015, respectively. The change of $1,389,747 is primarily due to interest expense, change in fair value of derivative liabilities and convertible notes, change in fair value of derivative liabilities and convertible notes, prepayment fees on variable notes, miscellaneous (income)/expense, and Impairment of note receivable. During the six months ended November 30, 2016, total other (income)/expense consisted of interest expense of $522,291, financing expense on issuance of convertible promissory notes and common stock totaling $nil, a loss resulting from the change in fair value of the derivative liabilities and convertible notes of $296,188, prepayment fees on convertible notes with floating strike prices of $nil, other miscellaneous expense of $3,712, and Impairment of note receivable of $968,289. During the six months ended November 30, 2015, total other (income)/expense consisted of interest expense of $348,387 and financing expenses on the issuance of convertible promissory notes and common stock totaling $632,250, a gain resulting from the change in the fair value of the derivative liabilities and convertible notes of $(840,337), prepayment fees on variable notes of $276,790, and miscellaneous other income of $(16,357).

Interest Expense

Interest expense increased by $173,904 or 50% for the six months ended November 30, 2016 over the six months ended November 30, 2015. The significant increase is mainly due to additional financings closed in fiscal 2016. Yappn closed multiple secured debenture financings totaling approximately $6.7 million, most of which was new debt for us at that time. Additionally, Yappn incurred a higher penalty interest on convertible debentures from fiscal 2014 that reached maturity in late fiscal 2016.

Financing expense on issuance of convertible promissory notes and common stock

Financing expense decreased by $632,250 or 100% as we did not fund our company through variables rate promissory notes in fiscal 2017 whereas there was still a minor financing completed on a variable rate convertible promissory note in the six month period ended November 30, 2015 as well as common stock purchase warrants issued. The expense is a function of the underlying assumptions at the time of the grant. It is mainly driven by the strike price of the instrument and the stock price at the time of the grant. As this is a non-cash expense, based on financings and model outputs it is hard to estimate variability for this account.

Change in fair value of convertible promissory notes and convertible secured debentures

Change in fair value of derivative liabilities and convertible promissory notes expense was a loss resulting in incremental change in the recognized gain/loss by $1,136,525 in the six months ended November 30, 2016 over six months ended November 30, 2015 as the existing debt instruments continued to have fair value adjustments in addition to the new secured debentures that were issued during the prior fiscal year. The total fair value change is a gain in the comparative period due to the revaluations on the variable conversion priced notes and the underlying assumptions used to value them using the binomial tree valuation method which includes elapsed time, and market price decreases.

For the six months ended November 30, 2016, the gain from fair value adjustment largely relates to accretion fair value changes on various convertible notes. In the comparative period in 2015, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in an expense of $296,188 for the six months ended November 30, 2016 in contrast to a gain of $840,337 for the six months ended November 30, 2015, for a change of $1,136,525.

Payment fees on variable conversion priced notes

Payment fees on variable conversion priced promissory notes is significantly lower by $276,790 or 100% in six months ended November 30, 2016 over six months ended November 30, 2015 as we repaid the variable conversion priced promissory notes in the prior fiscal year. As of November 30, 2016, we do not have any further variable conversion priced promissory notes.

Miscellaneous expense/(income)

Miscellaneous expense/(income) was an expense of $3,712 for the six months ended November 30, 2016 compared to a gain of $16,357 for the six months ended November 30, 2015 resulting in incremental change in the recognized gain/loss by $20,069. The expense/(income) is largely a function of foreign exchange expense/(income) and write-off of payables that Company does not expect to pay either due to a settlement or management has concluded the obligations are barred by the statute of limitations. A small portion of the foreign exchange is a cash expense in bank spread for currency variance conversion between the US dollar and the Canadian dollar. The remaining foreign exchange expense/ (income) was incurred on changes in the foreign exchange rate and the foreign denominated liabilities.

During the six months ended November 30, 2016, we raised $1,262,228 through private placement financing of common stock and warrants. During the six months ended November 30, 2015, we raised $1,447,069, in net cash from short term notes payable, line of credit, convertible notes, secured notes and debentures through normal channels, and private placements of common stock and warrants. For accounting purposes, since certain financial instruments had convertible provisions they are treated as derivatives liabilities and are valued using a binomial lattice fair value model upon inception and where applicable adjusted accordingly to market at the close of the period. The financing expense associated with the capital raises and prior obligations were $nil and $632,250 for six months ended November 30, 2016 and November 30, 2015, respectively.

Impairment of note receivable

We have not received any payments from DWF during the second quarter, and the secured note final payment date was contracted to be fully paid by November 30, 2016. While management continues to work with DWF on a resolution, the current conditions result in a much greater uncertainty around collection of the note receivable. Management has recorded full impairment on the remaining recorded amount previously recorded in its financial statements, of $968,289 and $nil and the related impairment expense during the six months ended November 30, 2016 and 2015.

Net loss and comprehensive loss

During the six months ended November 30, 2016 and 2015, we had net loss and comprehensive loss of $4,305,008 and $1,889,011 respectively.

Liquidity and Capital Resources

As of November 30, 2016, we had a cash balance of $441,363, which is a decrease of $7,212 from the ending cash balance of $448,575 as of May 31, 2016. We do not have sufficient funds to fund our operations over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we raised $1,262,228 through private placement financing of common stock and warrants as well as proceeds from a long term loan expected to be subscribed to a convertible secured debenture in the six months ended November 30, 2016. During the six months ended November 30, 2015, we issued secured debentures, and convertible debt instruments for gross cash receipts of $1,447,069.

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

On July 15, 2015, we completed a secured debt financing of $4.5 Million of 12% Secured Debentures. The Secured Debentures had an original maturity date of December 31, 2015. Subsequent to the end of the second quarter of fiscal 2016, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right, at any time after the earlier of (i) six (6) months from the date of first issuance of any subsequent Debentures; and (ii) June 30, 2016, to require us to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of the Secured Debentures consent to a put of their Secured Debentures to our company.

We received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015. $2,000,000 of the $4.5 million financing is conversion of a portion of our existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, we closed the acquisition of intellectual property from Ortsbo and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,388 that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at November 30, 2016, was $4,550,388.

On December 30, 2015, we completed a secured debenture and common stock purchase warrant financing for $2,040,000 through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments and having an exercise price of $0.01 per share. The units were sold at $1.00 per unit. This closing includes conversion of $1,201,000 in short term loans advanced during the quarter prior to the closing of this secured debenture. On May 1, 2015 we closed a final tranche of this financing for $370,468 which includes $170,468 in cash and $200,000 in settlement of a consultant obligation. The $200,000 debenture did not include the attached warrants as they were waived by the consultant.

During the six months ended November 30, 2015, we raised $90,750 via various convertible promissory notes and debentures, $2,080,694 from secured debentures, and $1,201,000 from short term loans. We also repaid $716,056 of various convertible promissory notes and debentures, $1,055,541 of line of credit, and $153,778 of short term loans.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We experienced negative cash flows from operations since inception and have incurred a deficit of $25,969,433 through November 30, 2016.

As of November 30, 2016, we had a working capital deficit of $1,511,699. During the six months ended November 30, 2016, net cash used in operating activities was $1,252,280. Management expects to have similar cash needs for the next twelve months. At the present time, we do not have sufficient funds to fund operations over the next twelve months.

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

Management is pursuing a number of different financing opportunities in order to execute our business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the six months ended November 30, 2016, we raised $1,262,228 through various financial instruments, net of repayments. Subsequent to the six months ended November 30, 2016, we raised $200,000 in cash proceeds.

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

(b) Changes In Internal Control Over Financial Reporting

During the six months ended November 30, 2016, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of November 30, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six month period ended November 30, 2016.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of January 2017.

YAPPN CORP.

By:	/s/ Ed Karthaus
Ed Kaurthaus
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

