Form 10-Q
period 2017-02-28
YAPPN CORP.
filed 2017-04-13
CIK 1511735

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2017

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

There were 40,322,314 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of April 13, 2017.

Transitional Small Business Disclosure Format Yes ☐   No ☒

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1
	Interim Condensed Consolidated Balance Sheets as of February 28, 2017 (unaudited) and May 31, 2016	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 28, 2017 and February 29, 2016 (unaudited)	3
	Interim Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended February 28, 2017 (unaudited) and year ended May 31, 2016	4
	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2017 and February 29, 2016 (unaudited)	5
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
SIGNATURES		35

PART I

Item 1.

Interim Condensed Consolidated Financial Statements and Notes to Interim Condensed Consolidated Financial Statements

General

The accompanying reviewed interim condensed consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended May 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended February 28, 2017 are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “CAD$” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Note	As of February 28, 2017	(audited) As of May 31, 2016
Assets
Current assets:
Cash		$138,951	$448,575
Accounts receivable		3,619	29,244
Note receivable	3	-	1,123,289
Prepaid expenses		92,427	113,262
Total current assets		234,997	1,714,370

Equipment, net		11,248	14,632
Intangible assets	4	3,902,687	4,676,221
Total Assets		$4,148,932	$6,405,223

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$401,496	$533,030
Accrued expenses		210,635	430,754
Short term accrued interest		155,437	409,280
Accrued development and related expenses - related party	12	-	16,654
Short term loans	5	89,462	284,451
Convertible promissory notes and debentures	7	355,000	2,454,824
Total current liabilities		1,212,030	4,128,993

Other liabilities:
Long term accrued interest		1,200,406	577,231
Long term loans	8	1,326,348	-
Long term secured debentures	6	4,550,388	4,550,388
Convertible secured debentures	8	504,214	375,279
Total Liabilities		8,793,386	9,631,891

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized: Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	10	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized 40,322,314 issued and outstanding (May 31, 2016 – 30,081,163)	9	16,124	15,100
Common stock, par value $.0001 per share, 18,988,318 shares subscribed not issued (May 31, 2016 – 20,308,890)	9	2,639,071	3,068,945
Additional paid-in capital		19,186,011	15,353,712
Deficit		(26,485,660)	(21,664,425)
Total Stockholders' Deficit		(4,644,454)	(3,226,668)
Total Liabilities And Stockholders' Deficit		$4,148,932	$6,405,223

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS (Unaudited)

		Three Months Ended February 28/29		Nine Months Ended February 28/29
	Note	2017	2016	2017	2016

Revenues	3	$65,130	$101,537	$272,196	$911,918

Cost of revenue		42,343	9,134	93,760	146,068

Gross profit		22,787	92,403	178,436	765,850

Operating expenses:
Marketing		3,251	26,152	20,596	224,900
Research and development expenses	12	183,396	109,203	469,967	301,168
General and administrative expenses	12	357,671	497,826	1,159,021	1,272,484
Professional fees		46,724	241,025	155,482	401,048
Consulting		72,438	92,590	184,747	295,665
Depreciation		3,341	102	5,773	300
Amortization	4	265,880	263,940	797,630	483,890
Stock based compensation	11	335,675	64,772	1,145,338	478,289
Total operating expenses		1,268,376	1,295,610	3,938,554	3,457,744

Loss from operations		(1,245,589)	(1,203,207)	(3,760,118)	(2,691,894)

Other expense/(income):
Interest expense		272,402	268,222	794,693	616,609
Financing expense on issuance of convertible notes and common stock		-	-	-	632,250
Change in fair value of convertible debentures and notes		108,950	289,881	405,137	(550,456)
Prepayment fees on variable conversion rate notes		-	29,350	-	306,140
Miscellaneous expense/(income)		8,376	(11,077)	12,087	(27,843)
Gain on debt settlement	3	(1,119,089)	-	(1,119,089)	-
Impairment of note receivable	3	-	-	968,289	-
Total other expense/(income)		(729,361)	576,376	1,061,117	976,700

Net loss before taxes		(516,228)	(1,779,583)	(4,821,235)	(3,668,594)

Provision for income taxes		-	-	-	-

Net loss and comprehensive loss		$(516,228)	$(1,779,583)	$(4,821,235)	$(3,668,594)

Net loss per weighted-average shares of common stock – basic and diluted		$(0.01)	$(0.07)	$(0.13)	$(0.19)

Weighted-average number of shares of common stock issued and outstanding – basic and diluted		40,322,314	26,433,163	37,070,744	19,269,659

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the nine months ended February 28, 2017 and year ended May 31, 2016

	Common				Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Paid-in Capital	Accumulated Deficit	Total

Balance – May 31, 2015	13,422,814	13,423	99,344	124,567	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	1,164,887	-	1,164,887
Stock issued on exercise of warrants	11,667	12	-	-	(12)	-	-
Issuance of common stock for purchase technology	12,998,682	1,300	-	-	1,805,308	-	1,806,608
Stock to be issued for purchase of technology	-	-	18,988,318	2,639,071	-	-	2,639,071
Issuance of warrants classified as equity	-	-	-	-	1,279,846	-	1,279,846
Warrants associated with a secured convertible debenture	-	-	-	-	1,700,052	-	1,700,052
Common stock associated with common stock and warrants financing	3,648,000	365	-	-	568,561	-	568,926
Warrants associated with common stock and warrant financing	-	-	-	-	343,074	-	343,074
Stock to be issued on conversion of debt	-	-	1,221,228	305,307	-	-	305,307
Beneficial conversion feature	-	-	-	-	510,417	-	510,417
Net loss for the year ended May 31, 2016	-	-	-	-	-	(6,901,573)	(6,901,573)
Balance – May 31, 2016	30,081,163	15,100	20,308,890	3,068,945	15,353,712	(21,664,425)	(3,226,668)
Stock-based compensation	-	-	-	-	1,095,339	-	1,095,339
Issuance of warrants classified as equity	-	-	-	-	77,966	-	77,966
Common stock associated with common stock and warrants financing	1,780,000	178	-	-	253,456	-	253,634
Warrants associated with common stock and warrants financing	-	-	-	-	191,366	-	191,366
Stock issued on conversion of debt	8,227,822	823	-	-	2,064,007	-	2,064,830
Stock to be issued for debenture conversion	-	-	(1,221,228)	(305,307)	-	-	(305,307)
Stock to be issued under prior obligation	113,329	11	(99,344)	(124,567)	120,177	-	(4,379)
Stock issued to settle prior obligation	120,000	12	-	-	29,988	-	30,000
Net loss for the nine months ended February 28, 2017	-	-	-	-	-	(4,821,235)	(4,821,235)
Balance – February 28, 2017	40,322,314	16,124	18,988,318	2,639,071	19,186,011	(26,485,660)	(4,644,454)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended February 28/29
	2017	2016
Cash Flows From Operating Activities:
Net and comprehensive loss	$(4,821,235)	$(3,668,594)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,773	300
Amortization	797,630	483,890
Stock based compensation	1,145,338	478,289
Change in fair value of convertible debentures and notes	405,137	(550,456)
Financing expense on issuance of convertible promissory notes, and common stock	-	632,250
Impairment of note receivable	968,289	-
Gain on debt settlement	(1,119,089)	-
Unrealized foreign exchange and vendor settlements	12,373	-
Changes in operating assets and liabilities:
Accounts receivable	25,625	12,520
Note receivable	155,000	-
Prepaid expenses	20,835	(59,541)
Accounts payable and accrued liabilities	549,085	830,406
Accrued development and related expenses - related party	(16,654)	(401,979)
Deferred revenue	-	(12,500)
Net Cash Used in Operating Activities	(1,871,893)	(2,255,415)

Cash Flows From Investing Activities:
Expenditures on patents	(24,096)	(15,927)
Capital expenditures	(2,211)	(377)
Net Cash Used in Investing Activities	(26,307)	(16,304)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	-	90,750
Proceeds from line of credit, net	-	(1,092,025)
Proceeds from secured debentures	-	2,096,653
Proceeds from secured convertible debentures	-	2,040,000
Repayments of short term loans	(32,772)	(151,791)
Proceeds from short term loans	-	168,823
Proceeds from long term loans	1,326,348	-
Repayment of convertible promissory notes and debentures	-	(883,564)
Proceeds from common stock private placement	295,000	-
Net Cash Provided by Financing Activities	1,588,576	2,268,846

Net decrease in cash	(309,624)	(2,873)
Cash, beginning of period	448,575	19,496
Cash, end of period	$138,951	$16,623

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued on exercise of warrants	$-	$37,100
Conversion of short term loan	$100,000	$-
Conversion of short term loan and line of credit into secured debentures	$-	$419,305
Common stock issued for acquisition of technology	$-	$1,806,608
Common stock to be issued for acquisition of technology	$-	$2,639,071
Common stock issued for prior obligation	$124,567	$-
Private placement of units in settlement of payables	$50,000	$-
Common stock issued for conversion of debt	$2,064,830	$-
Cash paid for interest during the nine month period	$15,000	$67,941

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

YAPPN CORP.

Notes to Interim Condensed Consolidated Financial Statements

February 28, 2017

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements of the Company as of February 28, 2017, and for the three and nine month periods ended February 28, 2017 and February 29, 2016 respectively, are unaudited. However, in the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company’s financial position as of February 28, 2017 and February 29, 2016 respectively, and the results of its operations and its cash flows for the nine month period ended February 28, 2017 and February 29, 2016 respectively. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2017. The accompanying interim condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited consolidated financial statements as of May 31, 2016 filed with the Securities and Exchange Commission, for additional information including significant accounting policies.

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

 There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. Going Concern

The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $26,485,660 through February 28, 2017.

As of February 28, 2017, the Company had a working capital deficit of $977,033. During the nine months ended February 28, 2017, net cash used in operating activities was $1,871,893. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

Implementation of the Company business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. The Company has realized limited revenues to cover its operating costs. As such, the Company has incurred an operating loss since inception. This and other factors raise substantial doubt about its ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required, and ultimately to attain profitability. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the nine months ended February 28, 2017, the Company, through a private placement pursuant to Regulation S of the Securities Act of 1933, raised $1,588,576 through various financial instruments, net of repayments.

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

3. Concentration of Credit Risk and Note Receivable

All of the Company’s revenues are attributed to a small number of customers. Two customers comprised 91% and 55% of the Company’s revenue for the three and nine month periods ended February 28, 2017. Our former largest customer comprises 0% of the revenue recorded for the nine months ended February 28, 2017 and had comprised 89% of the revenue for the nine months ended February 29, 2016. Intelligent Content Enterprises (“ICE”) comprises 0% and 33% of revenue recorded for the three and nine months ended February 28, 2017. Due to the long period without payment, the Company determined the revenue recognition criteria starting at the beginning of the Company’s second quarter of fiscal 2016 for Digital Widget Factory (Belize) (“DWF”) was not met.

Effective February 29, 2016, Digital Widget Factory (Belize) (“DWF”) sold the technology platform, partially developed by Yappn, in conjunction with DWF’s principals, to ICE in exchange for common shares of ICE. As part of the transaction, DWF received ownership and rights to 24 million common shares of ICE for a large minority shareholder position of ICE (the “ICE Transaction”). During the fourth quarter of fiscal 2016, the Company executed a promissory note from DWF for the outstanding value of the billings of $2,125,000. The promissory note was secured by DWF’s ICE stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable included monthly payments of differing amounts with the final payment scheduled by November 30, 2016. Additionally, the Company received stock options for the purchase of shares of common stock of ICE from DWF which expired on November 30, 2016.

The Company has not received any payments from DWF during the second and third quarter of fiscal 2017, and the secured note final payment date was contracted to be fully paid by November 30, 2016. During the second quarter of fiscal 2017, as at November 30, 2016, management recorded a full impairment on the remaining $968,289 recorded in its financial statements. $1,870,000 in principal remained outstanding against the note receivable.

In early 2017, a dispute arose between ICE and DWF over the terms in the asset purchase agreement. The parties agreed to unwind the original transaction. DWF regained title to the assets developed by Yappn and DWF in addition to the additional enhancements while under ICE’s control. ICE’s publicly traded stock was cease traded by the regulators (although subsequently resumed trading) and the original security of ICE shares between DWF and ICE securing the DWF note receivable was, at that time, unmarketable.

On February 28, 2017, management reached a resolution with DWF stakeholders. Yappn agreed to reduce its stake in the DWF assets to $800,000 which will be in the form of a new investment in DWF with the specific terms to be determined. This reduced position in DWF’s assets is in exchange for DWF stakeholders forgiving all unsecured debentures, secured debenture, term debt, and related interest that were obligations of Yappn. More specifically, the Company settled $305,000 of unsecured convertible debentures and accrued interest of $91,408 with Series A and B common stock purchase warrants repriced to $0.25 and an extension of one year to maturity of both warrants (Note 7), $250,000 of unsecured convertible debentures and accrued interest of $43,613 with Series D warrants repriced to $0.25 and an extension of one year to maturity of the warrants (Note 7), $65,228 of unsecured term loans and related interest of $16,512 (Note 5), and $200,000 of secured convertible debentures and accrued interest of $20,000 issued to a consultant (Note 8). In addition to the above, the Company has negotiated its release from various past consulting obligations. The Series A, B, and D common stock purchase warrants were repriced to $0.25 from $1.00, $2.00, and $2.20 respectively and extended an additional one year to expire in 2020. Subsequent to February 28, 2017 undertakings for the repricing of the warrants were approved formally by the Board of Directors (Note 13).

Due to the uncertainty of ultimate collectability, the Company will not record any value for the $800,000 investment in DWF until cash collection is reasonably assured, or a liquid market with quoted market prices exist to allow realization from a sale of the investment.

4. Intangible Assets

On September 15, 2015, the Company finalized its purchase of intellectual property assets of Ortsbo, Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn to Ortsbo or its designees. During the second quarter of fiscal 2016, from the share issuance obligations from the purchase of the Ortsbo intellectual property assets, 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued which remain outstanding as at February 28, 2017 and are reserved but not issued pending instructions from the recipients. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of intellectual property from Ortsbo was $16,968,888, however, due to the common control of Ortsbo and the Company, the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo. This value was $5,421,067 on September 15, 2015.

Intangible Assets	Technology	Pending Patents	Issued Patents	Total
Balance on Acquisition - September 15, 2015	$5,278,773	$142,294	$-	$5,421,067
Additions	-	21,522	-	21,522
Amortization	(747,830)	-	-	(747,830)
Disposal	-	(18,538)	-	(18,538)
Balance, May 31, 2016	$4,530,943	$145,278	$-	$4,676,221
Additions	-	24,096	-	24,096
Reclassification	-	(43,253)	43,253	-
Amortization	(791,820)	-	(5,810)	(797,630)
Balance, February 28, 2017	$3,739,123	$126,121	$37,443	$3,902,687

5. Short Term Loans

The Company has a past due term loan originated on April 1, 2014 with an interest rate of 1% per month. The Company repaid $15,483 (Canadian $20,000) during the first quarter of fiscal 2017. As at February 28, 2017, the loan had a value of $89,462 ($118,815 Canadian).

The Company had a past due term loan originated on January 7, 2014 with an interest rate of 1% per month. The Company repaid $13,899 (Canadian $18,125) during the first quarter of fiscal 2017. During the third quarter, the balance of the loan was settled with the debt holder as part of the DWF settlement (Note 3), leaving a value of $nil as at February 28, 2017.

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

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2015	$152,545	$82,817	$556,566	$791,928
Borrowing during the first quarter	-	-	328,265	328,265
Borrowing during the second quarter	-	-	1,201,000	1,201,000
Borrowing during the third quarter	-	-	170,468	170,468
Borrowing during the fourth quarter	-	-	100,000	100,000
Fair value adjustments	(9,446)	(4,251)	(19,726)	(33,423)
Conversions	-	-	(1,832,768)	(1,832,768)
Repayments	(37,214)	-	(403,805)	(441,019)
Fair value at May 31, 2016	$105,885	$78,566	$100,000	$284,451
Fair value adjustments	(940)	(760)	-	(1,700)
Conversions	-	-	(100,000)	(100,000)
Repayments	(15,483)	(13,899)	-	(29,382)
Settlement	-	(63,907)	-	(63,907)
Fair value at February 28, 2017	$89,462	$-	$-	$89,462

6. Non-Convertible Secured Debentures

Yappn closed the first tranche of secured debentures (secured by general security of the Company’s assets) in the amount of $4,550,388. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity was initially the earlier of the date proceeds are available from a public offering or December 31, 2015. During the third quarter of fiscal 2016, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of secured debentures consent to a put of their Secured Debentures to the Company. The secured debentures balance as at February 28, 2017, was $4,550,388 (Note 12). Interest expense for the three and nine month period ended February 28, 2017 was $136,512 and $409,535 respectively ($136,512 and $330,695 for the three and nine months ended February 29, 2016).

7. Unsecured Convertible Promissory Notes and Debentures

The following is a summary of the unsecured convertible promissory notes and debentures as of February 28, 2017:

Principal amounts:	Convertible Promissory Notes and Debentures	Conversions	Settlement	Total Outstanding Principal
Total Borrowings
Borrowing on January 29, 2014	$395,000	$(260,000)	-	$135,000
Borrowing on February 27, 2014	305,000	-	(305,000)	-
Borrowing on April 1, 2014	469,000	(299,000)	-	170,000
Borrowing on April 23, 2014	50,000	(50,000)	-	-
Borrowing on May 31, 2014	1,000,000	(1,000,000)	-	-
Borrowing on June 27, 2014	250,000	-	(250,000)	-
Borrowing on September 2, 2014	125,000	(125,000)	-	-
Borrowing on October 6, 2014	50,000	(50,000)	-	-
Borrowing on October 27, 2014	50,000	-	-	50,000
Total	$2,694,000	$(1,784,000)	$(555,000)	$355,000

Balance at May 31, 2015				$1,945,833
Fair value adjustment				768,991
Conversions				(260,000)
Balance at May 31, 2016				$2,454,824
Fair value adjustment				(20,824)
Conversions				(1,524,000)
Settlement				(555,000)
Balance at February 28, 2017				$355,000

Convertible Debentures with Series A and B Warrants

On January 29, 2014, February 27, 2014, and April 1, 2014, the Company issued 395, 305, and 469 Units for $395,000, $305,000, and $469,000 respectively. The Units consist of (i) one unsecured 6% convertible promissory note, $100 par value, convertible into shares of the Company’s common stock; (ii) a common stock purchase warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually “Series A Warrant”) at an exercise price of $1.50; and, (iii) a common stock purchase warrant entitling the holder thereof to purchase 1,000 shares of common stock (individually “Series B Warrant”) at an exercise price of $2.00 (Note 10). The purchase price for each Unit was $1,000 and resulted in a funding total of $1,069,000 in cash and the retirement of $100,000 debt obligation to a private investor.

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

The convertible debentures due on January 29, 2016, February 27, 2016, and April 1, 2016 respectively were not repaid or converted into common shares of the Company by the maturity dates. Management previously made offers to the remaining debenture holders with either extension terms or conversion into common shares as the Company does not currently have the ability to repay these debtholders in cash. In fiscal 2016, $260,000 in principal value of debenture holders took the offer for additional investment and repricing of both warrants. During the nine month period ended February 28, 2017, $299,000 in principal value of debenture holders converted to common stock at a rate of $0.25 per share but only the Series A Warrants were repriced (Notes 9 and 10). The holders of $299,000 in principal converted have the right to an additional issuance of shares if the Company closes a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share. In addition, on September 21, 2016, a debenture holder with a principal value of $100,000 agreed to extend the outstanding debenture to May 31, 2017 with no penalty interest from default date to May 31, 2017 in exchange for both Series A and B Warrants repriced to $0.35. The Company accounted for the extension as a debt modification as opposed to a debt extinguishment. On February 28, 2017, a debenture holder with $305,000 in principal forgave their debenture and accrued interest in exchange for amending terms for Series A and B Warrants to $0.25 from $1.50 and $2.00 each respectively as well as an extension of one year to the terms of the warrants in conjunction with the settlement of DWF (Note 3 and Note 13). Interest expense for the three and nine month period ended February 28, 2017 was $24,348 and $88,601 respectively ($21,009 and $56,175 for the three and nine months ended February 29, 2016).

Convertible Debentures with Series C or Series D Warrants

During late fiscal 2014, and early fiscal 2015 the Company authorized and issued 1,050 Units for $1,050,000 to private investors, and 475 Units for $475,000 to seven independent accredited investors respectively. The 475 Units were issued in exchange for $300,000 in cash and release of $90,777 (then Canadian $100,000) in the loan originated on January 7, 2014 and $50,000 in settlement of trade payables. The Units consist of (i) one unsecured 6% convertible debenture, $100 par value, convertible into shares of the Company’s common stock at a conversion price of $1.50 per share; and (ii) a common stock purchase warrant entitling the holder thereof to purchase 700,000 shares of common stock (“Series C Warrant”) and 316,666 shares of common stock (“Series D Warrant”) at a purchase price of $2.20 per share that expires in 5 years (Note 10).

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

During the nine month period ended February 28, 2017, $1,225,000 in principal value of debenture holders converted their outstanding debentures and accrued interest into common stock of the Company as well as received amendments to their warrants price of $0.25 (Notes 9 and 10). The holders of the $1,225,000 in principal converted have the right to an additional issuance of shares if the Company closes a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share. All remaining term and conditions are unchanged. On February 28, 2017, two debenture holders with $250,000 in principal forgave their debentures and accrued interest in exchange for amending terms for Series D warrants to $0.25 from $2.20 as well as an extension of one year to the terms of the warrants in conjunction with settlement of DWF (Note 3). Interest expense for the three and nine month period ended February 28, 2017 was $6,237 and $41,104 respectively ($22,812 and $68,688 for the three and nine months ended February 29, 2016).

8. Convertible Secured Debentures and Long-term Loan

On December 30, 2015, the Company completed a secured debenture (secured by general security of the Company’s assets) and warrant financing of $2,040,000 ($1,075,000 from directors of the Company) (Note 12) through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested in one year, 1/3 to be vested in two years and 1/3 to be vested in three years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit.

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

The difference between the fair value and face value of the debentures is to be accreted up to face value over the term to maturity using the effective interest method. The carrying value of the debenture liability as at February 28, 2017 is $475,926 for the December 30, 2015 closing and $28,288 for the May 1, 2016 closing.

The following table summarizes the fair values of the components of the convertible secured debentures, including the debt, warrants, and the beneficial conversion feature.

Accounting allocation of initial proceeds:	December 30, 2015	May 1, 2016	Total
Gross proceeds	$2,040,000	$170,468	$2,210,468
Fair value of the convertible secured debt	-	-	-
Fair value of equity warrants (Note 10)	(1,580,980)	(119,072)	(1,700,052)
Beneficial conversion feature	(459,020)	(51,396)	(510,416)
Change in fair value (from commitment date)	170,932	4,347	175,279
Convertible secured debenture at fair value at May 31, 2016	$170,932	$4,347	$175,279
Change in fair value	304,994	23,941	328,935
Convertible secured debenture at fair value at February 28, 2017	$475,926	$28,288	$504,214

On May 1, 2016, the Company completed a secured debenture financing with a consultant in settlement of $200,000 in obligations with similar terms as the above private placement with no warrant financing, through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common. The $200,000 debenture was accounted for as a single debt instrument. On February 28, 2017, Company reached an agreement with the consultant (as a DWF stakeholder) to settle the outstanding debenture and accrued interest in exchange for Yappn’s revised position in DWF (Note 3).

Interest expense for the three and nine month period ended February 28, 2017 was $72,314 and $216,942 respectively ($56,495 and $71,321 for the three and nine months ended February 29, 2016).

During the second and third quarter of fiscal 2017, Company received a subscription for $1,326,348 in bridge financing (Note 12). This loan is classified as a long term loan until the closing date, as additional participation is expected although not guaranteed.

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

Registration Statement

On October 3, 2016, the Company filed a Registration Statement on Form S-1 (File No. 333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of our Company’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding upon conversion of promissory notes, related past due accrued interest and penalties and/or warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of common stock purchase warrants. The common stock purchase warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on January 24, 2017.

10. Preferred Stock and Warrants

Series A Preferred Stock

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001 with none issued and outstanding as at February 28, 2017 and May 31, 2016.

Warrants

The following is a summary of common stock purchase warrants issued, exercised and expired through February 28, 2017:

	Shares Issuable Under Warrants	Equity Value	Exercise Price	Expiration
Issued on March 28, 2013	401,000	917,087	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	543,530	$0.54	May 31, 2018
Issued on June 7, 2013	165,000	211,365	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	3,744	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	135,000	135,989	$1.00	January 29, 2019
Issued Series A warrants on January 29, 2014 - Repriced	260,000	268,770	$0.25	January 29, 2019
Issued Series B warrants on January 29, 2014	135,000	-	$2.00	January 29, 2019
Issued Series B warrants on January 29, 2014 - Repriced	260,000	9,022	$0.25	January 29, 2019
Issued Series A warrants on February 27, 2014	305,000	224,135	$1.00	February 27, 2019
Issued Series B warrants on February 27, 2014	305,000	-	$2.00	February 27, 2019
Issued Series A warrants on April 1, 2014	70,000	147,294	$1.00	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	299,000	97,442	$0.25	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	100,000	2,490	$0.35	April 1, 2019
Issued Series B warrants on April 1, 2014	369,000	-	$2.00	April 1, 2019
Issued Series B warrants on April 1, 2014 - Repriced	100,000	3,140	$0.35	April 1, 2019
Issued to Lender – Line of Credit	800,000	1,495,200	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014 - Repriced	33,333	10,642	$0.25	April 23, 2019
Issued Series C warrants on May 30, 2014 - Repriced	666,667	214,212	$0.25	May 30, 2019
Issued Series D warrants on June 27, 2014	166,667	-	$2.20	June 27, 2019
Issued Series D warrants on September 2, 2014 - Repriced	83,333	41,593	$0.25	September 2, 2019
Issued Series D warrants on October 6, 2014 - Repriced	33,333	16,607	$0.25	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	15,667	$2.20	October 27, 2019
Issued warrants – consultants	330,000	165,330	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	-	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	990	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	2,970	$1.50	May 31, 2017
Issued warrants to advisory board on September 28, 2015 - Repriced	300,000	233,490	$0.25	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	519,520	$1.00	April 7, 2019
Issued warrants to consultant on November 5, 2015	100,000	23,240	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,400,000	1,580,980	$0.01	December 29, 2020
Issued warrants to advisory board on March 21, 2016	1,750,000	94,691	$0.25	March 21, 2021
Issued warrants to consultant on May 1, 2016	4,000,000	721,200	$0.25	May 1, 2021
Issued warrants on May 1, 2016	1,704,680	119,072	$0.01	May 1, 2021
Issued warrants for private placement on April 18, 2016	1,008,000	94,854	$0.25	April 18, 2021
Issued warrants for private placement on May 17, 2016	2,640,000	248,221	$0.25	May 17, 2021
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	-	$1.00	-
Total – as of May 31, 2016	39,055,346	8,162,487
Issued warrants to consultant on July 6, 2016	90,000	22,500	$0.25	July 6, 2018
Issued warrants to advisory board member on August 25, 2016	250,000	559	$0.25	August 25, 2021
Issued warrants for private placement on August 31, 2016	1,000,000	108,693	$0.25	August 31, 2021
Issued warrants for private placement on September 23, 2016	780,000	82,673	$0.25	September 23, 2021
Issued warrants to consultant on November 10, 2016	100,000	8,440	$0.25	November 10, 2020

Total – as of February 28, 2017	41,275,346	8,385,352

As at February 28, 2017, vested and exercisable common stock purchase warrants have a weighted average price of approximately $0.47 (May 31, 2016 - $0.87) and have a weighted-average remaining contractual term of 1.14 years (May 31, 2016 – 0.71 years). It is expected the 25,499,347 unvested warrants will ultimately vest. The unvested warrants have a weighted average exercise price of $0.11 (May 31, 2016 - $0.07) per share and a weighted average remaining term of 2.48 years (May 31, 2016 – 3.62 years).

Warrants vesting terms and repricing related to Convertible Debentures, Secured Converted Debentures, and Common Stock Private Placement are described in Notes 7, 8, and Note 9. All warrants not described in other notes to the interim condensed consolidated financial statements vested immediately upon issuance. Warrants issued to consultants and the advisory board in fiscal 2016 is described below.

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

On May 1, 2016 the Company issued 4,000,000 common stock purchase warrants to an entity, Imagination 7 Ventures, LLC controlled by the former CEO at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. These warrants will vest in increments of 1/3 with the first 1/3 being vested on May 1, 2016, second increment of 1/3 on April 30, 2017, and last 1/3 on April 30, 2018. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.28%, and dividend rate of 0%.

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

The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding at May 31, 2015	1,804,500	$1.00
Granted in fiscal 2016	8,775,000	0.25
Exercised	-	-
Cancelled, forfeited or expired	(189,500)	1.00
Outstanding at May 31, 2016	10,390,000	$0.28
Granted in fiscal 2017	3,200,000	0.25
Exercised	-	-
Cancelled, forfeited or expired	(385,000)	1.00
Outstanding at February 28, 2017	13,205,000	$0.25
Options exercisable at February 28, 2017	4,069,167	$0.25
Fair value of options vested as at February 28, 2017	$1,826,217	$-

As at February 28, 2017, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 3.77 years. It is expected the 9,135,833 unvested options will ultimately vest. These options have a weighted average exercise price of $0.25 per share and a weighted average remaining term of 4.15 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at February 28, 2017 and the option’s exercise price, for all options that are in the money. This value was $nil as at February 28, 2017.

As at February 28, 2017, there is $1,800,919 of unearned stock based compensation cost related to stock options granted that have not yet vested (9,135,833 options). This cost is expected to be recognized over a remaining weighted average vesting period of 1.15 years.

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

The assumptions used in the stock based compensation binomial models are consistent with the methodology used in valuing the Company’s other derivatives from debt and warrant financings. Due to a lack of history regarding the exercise of options, the Company has assumed the expected life of the options is the contractual life of the options.

12. Related Party Balances and Transactions

Services provided by Intertainment Media, Inc. personnel in the prior fiscal year were invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media, Inc. on behalf of the Company for third party purchases are invoiced at cost. There were no services provided by Intertainment Media, Inc. to Yappn for the three and nine month period ended February 28, 2017. For the year ended May 31, 2016, related party fees incurred and paid for general development and managerial services performed by Intertainment Media, Inc. and its subsidiary totaled $146,982. $92,589 is related to managerial services and $54,393 related to development. As of May 31, 2016, the related party liability balance totaled $16,654. As at February 28, 2017, there is no obligation to Intertainment Media, Inc.

On September 15, 2015, the Company closed an agreement with Ortsbo to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2, and other intellectual property including Ecommerce and Customer Care know how. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn. During the fiscal year 2016, 12,998,682 shares were issued comprising of 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608, leaving 18,988,318 shares (currently reserved for issuance) to be issued at February 28, 2017 comprising 17,687,500 to Winterberry and 1,300,818 to a former holder of Ortsbo stock. As of the filing date, these aforementioned shares remain to be issued and are subject to instructions from the recipients. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of Intellectual property from Ortsbo was $16,968,888. This transaction was completed on September 15, 2015. Due to the common control of Ortsbo Inc. and Yappn Corp at the time of the acquisition, the value of the Intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo. This value was $5,421,067 on September 15, 2015 (Note 4).

Directors subscribed for $1,783,526 of $4,550,388 from the secured debenture private placement that closed in September 2015 at which time they were not directors (Note 6). Significant investments made by directors include Luis Vasquez-Senties (a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in September 2015, David Berry (a current member of the Board of Directors) subscribed for $733,526 from the secured debenture offering that closed in September 2015, and Winterberry Investments Inc. (an entity controlled by David Berry, a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in September 2015.

Directors also subscribed for $1,075,000 of the $2,040,000 convertible secured debentures issued on December 30, 2015 (Note 8). Significant investments made by directors include Luis Vasquez-Senties (a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in December 2015, David Berry (a current member of the Board of Directors) through a related entity which he does not control subscribed for $500,000 from the secured debenture offering that closed in December 2015.

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

On March 21, 2016, the Board of Directors passed a resolution for a contingent common stock award in line with the metrics used in the CEO’s targets for additional bonus compensation. The award would see the members of the Board of Directors as well as the Advisory Board receive common shares for the Company reaching revenue milestones. Per the resolution, 500,000 common shares for each member of the Board of Directors and 250,000 for each Advisory Board member would be issued when the following milestones are met: (i) $3.5 million in new revenue generated and realized within 12 months of the start date of the CEO which was February 22, 2016 and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date; or (ii) $5 million of new revenue generated and realized within 24 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date. As of February 22, 2017, milestone in (i) was not met.

On August 25, 2016 a recently appointed Advisory Board member received the same contingent common stock award of 250,000 common shares as described above for the March 21, 2016 award to Advisory Board members.

During the second and third quarter of fiscal 2017, three directors provided an aggregate total of $1,326,348 as an advance to the Company that will be part of a longer term financing that has not yet closed.

13. Subsequent events

Subsequent to the quarter end, a director advanced $250,000 as an advance to the Company that will be part of a longer term financing that has not yet closed.

On March 14, 2017, the Company finalized warrant amendments for previous debenture holders as part of the settlement with DWF stakeholders (Note 3). The Series A, B, and D warrants exercise price for those holders was repriced to $0.25 from $1.00, $2.00, and $2.20 respectively and the maturity date was extended an additional one year to now expire in 2020.

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

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

eCommerce Platform Integration

Our technology is, we contend, a game changing solution, providing a set of stand-alone commercial tools for brands to easily implement cost effective globalization solutions that support the entire sales cycle, inclusive of the eCommerce website, shopping cart checkout, marketing, sales and support. No longer is a company constrained to whom they can sell to because of language.

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

We have made the integration of these services into a store quite simple. We use standardized web technologies to connect a secondary database of the translations of the text, metadata and keywords on the site. The benefit of the database connection is the ability to call accompanying data such as imagery, (e.g. replacing an English ad with a Spanish ad) and the ability to manage translation without coding expertise. This integration also allows Yappn to access the text components of a secure third party checkout screen, thereby reducing cart abandonment, which, we contend, is unique to our services.

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

Using the Yappn system’s multilingual translation API in conjunction with the client’s existing chat portal, a Customer Service Representative (CSR) can converse with customers in the customer’s language of choice with Yappn’s technology bridging the language gap between the two individuals.

This allows the CSR to think and type in their native language thereby providing better and more accurate service while reducing customer care costs. Employing multilingual CSR staff is expensive and unnecessary with the use of Yappn’s customer care solution.

Enhanced Messaging Platform Integration

Our proprietary and easily integrated Enhanced Messaging Solution allows for real time communication between languages in a myriad of platforms for social, business and gaming messaging. The translation is contextualized to provide superior translation results.

Much of the communication that transpires on messaging platforms is conducted in a single language. This is not always by choice but instead, is driven by the limitations of the platforms themselves.

Companies that communicate internally but have staff, partners and customers with different languages can communicate more effectively when the barrier of language is removed.

Our management contends that our technology can securely integrate into existing chat platforms through a simple API connection to our Microsoft Azure® cloud platform, reducing existing workflow disruptions which would require changes to a client work environment.

Marketing Platform Integration

We have created several tools to support online marketing customized for a global audience.

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

Custom Translation Solutions

Our company, we believe, is a consistent agile developer of tools and solutions to address the three important elements of conducting business: online marketing, sales and customer care. We are, however, keenly aware that technologies and trends are evolving almost as fast as we are. For this reason, Yappn publishes its technology via a secured API to enable today’s entrepreneurs to enhance their innovations with language capabilities. This secure credential-enabled connection is available in a SaaS or by way of pay per use models and can be tested in sandbox environments. Each installation comes with full support from our development teams.

The Services Agreement

We acquired the rights to use the technology and management and development support services under the Services Agreement, dated March 21, 2013 and amended October 2013, between Intertainment Media, Inc. (“IMI”), and IMI’s wholly owned Ortsbo subsidiaries. Pursuant to the terms of the Services Agreement, Ortsbo made available to us its representational state transfer application programming interface (the “Ortsbo API”), which provides multi-language real-time translation as a cloud service. The Services Agreement also provides that Ortsbo makes its “Live and Global” product offering, which enables a cross language experience for a live, video streaming production, available to us as a service for marketing and promoting the Yappn product in the marketplace (the “Services”). The Services did not include the “chat” technology itself and we were solely responsible for creating, securing or otherwise building out our website and any mobile applications to include chat functionality, user forums, user feedback, and related functionality within which the Ortsbo API could be utilized to enable multi-language use. Under the initial agreement, no intellectual property owned by Ortsbo would be transferred to us except to the extent set forth in the Services Agreement as described in “Intellectual Property” set forth below.

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

Government Regulation

We are subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. We are also monitoring the consequences on our industry as a result of the new administration commencing January 20, 2017 including the legislation on the open Internet and the March 2017 repeal of broadband privacy rules.

Legal Proceedings

None.

Registration Statement

On October 3, 2016, the Company filed a Registration Statement on Form S-1 (File No.333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of our Company’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding upon conversion of promissory notes, related past due accrued interest and penalties and/or warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of common stock purchase warrants. The common stock purchase warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on January 24, 2017.

RESULTS OF OPERATIONS

Three months ended February 28, 2017

Revenues

We are in the process of the commercialization of our various product offerings. We had revenues of $65,130 and $101,537 for the three months ended February 28, 2017 and February 29, 2016, respectively. The majority of the revenue earned in the three months ended February 28, 2017 is from two customers and accounts for 91% of the total revenue. No revenue earned for the three months ended February 28, 2017 related to professional services provided for Intelligent Content Enterprises Inc. (“ICE”). Comparative period revenues resulted from the professional services related to the Digital Widget Factory (Belize) (“DWF”) program. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings were made to DWF since that date. Billings as part of professional and language services for the program subsequent to February 29, 2016 were through ICE and as expected were lower than the average billings to DWF. Our management has focused on developing relationships with large commercial partners and influencers, which has delayed revenue realization from prospective customers in recent quarters.

Cost of revenue

We incurred costs of revenues of $42,343 and $9,134, for the three months ended February 28, 2017 and February 29, 2016, respectively. These costs were directly attributable to the revenues generated in the applicable periods and vary due to different customer mix between the periods and resulted in a gross profit of $22,787 and $92,403, for the three months ended February 28, 2017 and February 29, 2016, respectively.

Total operating expenses

During the three months ended February 28, 2017 and February 29, 2016, total operating expenses were $1,268,376 and $1,295,610, respectively.

For the three months ended February 28, 2017, the operating expenses consisted of marketing expense of $3,251, research and development expenses of $183,396, general and administrative expenses of $357,671, professional fees of $46,724, consulting fees of $72,438, depreciation of $3,341, amortization of $265,880, and stock based compensation of $335,675. For the comparable three months ended February 29, 2016 the operating expenses consisted of marketing expenses of $26,152, research and development expenses of $109,203, general and administrative expenses of $497,826, professional fees of $241,025, consulting fees of $92,590, depreciation of $102, amortization of $263,940 and stock based compensation of $64,772.

Marketing Expenses

The reduction in marketing expenses of $22,901 or 88% is due mainly to a realignment of spending by the company. In the three months period ending February 29, 2016 we incurred higher costs as a result of promoting the Yappn brand through consultants and various promotional expenses. In three months ending February 28, 2017, we substantially reduced the spending on consultants engaged in marketing activities and focused our efforts on operationalizing the current products based on more direct sales channels.

Research and Development

Research and development expenses increased by $74,193 or 28% in the three months ended February 28, 2017 over the three months ended February 29, 2016. The increase in the current three month period is due to expansion of the internal development team while also keeping third party consultants engaged. There were no research and development costs from Intertainment Media and Ortsbo in fiscal 2017. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. There will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses

General and administrative expenses decreased by $140,155 or 68% in the three months ended February 28, 2017 over the three months ended February 29, 2016. These costs generally include executive and office salaries, as well as general office expenses or costs. Salary costs have remained relatively consistent due to a combination of factors. The overall headcount has decreased but employee costs are higher due to the addition of executives in late fiscal 2016. Certain other costs have been reduced or eliminated such as billings from Intertainment Media under the services agreement and employee headcount in the US office. Billings from Intertainment Media ceased due to the acquisition of the Intellectual Property and assets from Ortsbo on September 15, 2015 and the subsequent cancellation of the Services Agreement. We anticipate that costs in fiscal 2017 will be relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Upon further significant increases in revenue, management will continue to hire qualified personnel, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Professional fees

Professional fees decreased by $194,301 or 81% for the three months ended February 28, 2017 over the three months ended February 29, 2016 and includes audit and audit related services pertaining to the year-end audits, and legal fees related to both ongoing operational compliance for the business and for financing closings. Although audit related fees have generally stayed consistent, the comparative period had higher legal fees as a result of various financings that closed during fiscal 2016.

Consulting fees

Consulting fees decreased by $20,152 or 22% and are mainly due to a reduction in spending on consultants. In the comparative period, Company had five different consultants engaged whereas in the current three month period, Company has only three consultants engaged. This is expected to be consistent in the near term due to the Company’s overall realignment of spending.

Amortization of Intangible Assets

Amortization of $265,880 relates almost entirely to Technology and Intellectual Property purchased during fiscal 2016 which we are amortizing over 5 years on a straight-line basis as well as a patent that was granted in late fiscal 2016. The difference of $1,940 or 1% increase over the comparative period is nominal and due to amortization of a patent issued late fiscal 2016. On September 15, 2015, we finalized our purchase of Intellectual property assets of Ortsbo pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015.

Stock based compensation

Stock based compensation increased by $270,903 or 418%. This increase is due mainly to issuance of options to management and the Board of Directors, and warrants to the new advisory board in late fiscal 2016. Additional warrants were also issued to the board of directors and a new advisory board member in early fiscal 2017. Overall values ascribed will be different for each period based on the underlying assumptions used at the time of each grant. The stock options expense is determined using the binomial tree valuation method, which is an acceptable method under US GAAP.

Total other income and expenses

Other (income)/expenses totaled $(729,361) and $576,376, for the three months ended February 28, 2017 and February 29, 2016, respectively. The change of $1,305,736 is due to interest expense, change in fair value of convertible debentures and notes, impairment of note receivable, gain on debt settlement, and miscellaneous (income)/expense. During the three months ended February 28, 2017, total other (income)/expense consisted of interest expense of $272,402, a loss resulting from the change in fair value of the convertible debentures and notes of $108,950, other miscellaneous expense of $8,376, and gain on debt settlement of $(1,119,089). During the three months ended February 29, 2016, total other (income)/expense consisted of interest expense of $268,222, a loss resulting from the change in the fair value of the convertible debentures and notes of $289,881, prepayment fees on variable notes of $29,350, and miscellaneous other income of $(11,077).

Interest Expense

Interest expense increased by $4,180 or 2% for the three months ended February 28, 2017 over the three months ended February 29, 2016. The slight increase is mainly due to an increase in interest expense due to additional financings closed in fiscal 2016 which were offset by lower interest expense on previous convertible debentures that converted late fiscal 2016 and early fiscal 2017. We closed multiple secured debenture financings in fiscal 2016 totaling approximately $6.7 million, most of which was new debt for us at the time. Additionally, we incurred a higher penalty interest on convertible debentures from fiscal 2014 that reached maturity in late fiscal 2016 and early fiscal 2017.

Change in fair value of convertible promissory notes and convertible secured debentures

Change in fair value of convertible debentures and notes expense was a loss resulting in decrease in the recognized loss by $180,931 in the three months ended February 28, 2017 over three months ended February 29, 2016 as the existing debt instruments continued to have fair value adjustments until they reached maturity in late fiscal 2016 and early fiscal 2017, in addition to the new secured debentures that were issued during the prior fiscal year 2016. The loss from fair value adjustment largely relates to accretion fair value changes on various convertible debentures and notes.

Payment fees on variable conversion priced notes

Payment fees on variable conversion priced promissory notes is significantly lower by $29,350 or 100% in three months ended February 28, 2017 over three months ended February 29, 2016, as we repaid the variable conversion priced notes in the prior fiscal year. As of February 28, 2017, we do not have any further variable conversion priced promissory notes.

Miscellaneous expense/(income)

Miscellaneous expense/(income) was an expense of $8,376 for the three months ended February 28, 2017, compared to a gain of $(11,077) for the three months ended February 29, 2016 resulting in incremental change in the recognized gain/loss by $19,453. The expense/(income) is largely a function of foreign exchange expense/(income) and write-off of payables that Company is no longer required to pay either due to a settlement or management has concluded the obligations are barred by the statute of limitations. A small portion of the foreign exchange is a cash expense in bank spread for currency variance conversion between the US dollar and the Canadian dollar. The remaining foreign exchange expense/ (income) was incurred on changes in the foreign exchange rate and the foreign denominated liabilities.

Gain on debt settlement

In the three month period ending February 28, 2017, the gain on debt settlement of $1,119,089 was related entirely to settlement of various debt obligations of our company in conjunction with a settlement arrangement with DWF. On February 28, 2017, management reached a go forward resolution with DWF stakeholders. We agreed to reduce our stake in the DWF assets to $800,000 which will be in the form of a new investment in DWF with the specific terms to be determined. This reduced position in DWF’s assets is in exchange for DWF stakeholders forgiving all unsecured debentures, secured debenture, term debt and related interest that were obligations of our company. More specifically, we settled $305,000 of unsecured convertible debentures and accrued interest of $91,408 with Series A and B common stock purchase warrants repriced to $0.25 and an extension of one year to maturity of both warrants, $250,000 of unsecured convertible debentures and accrued interest of $43,613 with Series D warrants repriced to $0.25 and an extension of one year to maturity of the warrants, $65,228 of unsecured term loans and related interest of $16,512, and $200,000 of secured convertible debentures and accrued interest of $20,000 issued to a consultant.

Net loss and comprehensive loss

During the three months ended February 28, 2017 and February 29, 2016, we had net loss and comprehensive loss of $516,228 and $1,779,583 respectively.

Nine months ended February 28, 2017

Revenues

We are in the process of the commercialization of our various product offerings. We had revenues of $272,196 and $911,918 for the nine months ended February 28, 2017 and February 29, 2016, respectively. The majority of the revenue earned in the nine months ended February 28, 2017 is from three customers and accounts for 88% of the total revenue. $88,390 of revenue for the nine months ended February 28, 2017 related to professional services provided for Intelligent Content Enterprises Inc. (“ICE”). Comparative period revenues resulted from the professional services related to the Digital Widget Factory (Belize) (“DWF”) program. The DWF assets were acquired by ICE effective February 29, 2016 and thus no further billings were made to DWF since that date. Billings as part of professional and language services for the program subsequent to February 29, 2016 were through ICE, and were expected and have been lower than the average billings to DWF. Our management has focused on developing relationships with large commercial partners and influencers, which has delayed revenue realization from prospective customers in recent quarters.

Cost of revenue

We incurred costs of revenues of $93,760 and $146,068, for the nine months ended February 28, 2017 and February 29, 2016, respectively and vary due to different client mix between the periods. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $178,436 and $765,850, for the nine months ended February 28, 2017 and February 29, 2016, respectively.

Total operating expenses

During the nine months ended February 28, 2017 and February 29, 2016, total operating expenses were $3,938,554 and $3,457,744, respectively.

For the nine months ended February 28, 2017, the operating expenses consisted of marketing expense of $20,596, research and development expenses of $469,967, general and administrative expenses of $1,159,021, professional fees of $155,482, consulting fees of $184,747, depreciation of $5,773, amortization of $797,630, and stock based compensation of $1,145,338. For the comparable nine months ended February 29, 2016 the operating expenses consisted of marketing expenses of $224,900, research and development expenses of $301,168, general and administrative expenses of $1,272,484, professional fees of $401,048, consulting fees of $295,665, depreciation of $300, amortization of $483,890 and stock based compensation of $478,289.

Marketing Expenses

The reduction in marketing expenses of $204,304 or 91% is due mainly to a realignment of spending by the company. In the nine months ending February 29, 2016 we incurred higher costs as a result of promoting the Yappn brand through consultants and various marketing and promotional initiatives. In the nine months ending February 28, 2017, we reduced the spending on consultants engaged in marketing activities and focused our efforts on operationalizing the current products based on more direct sales channels.

Research and Development

Research and development expenses increased by $168,799 or 56% in the nine months ended February 28, 2017 over the nine months ended February 29, 2016. Our research and development costs in the comparative period are partially for fees to technology consultants from Intertainment Media and Ortsbo, with a much higher weighting on our own employees and arm’s length third party consultants. There were no research and development costs from Intertainment Media and Ortsbo in fiscal 2017. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. These included expanding the internal development team while also keeping third party consultants engaged. There will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses

General and administrative expenses decreased by $113,463 or 9% in the nine months ended February 28, 2017 over the nine months ended February 29, 2016. These costs generally include executive and office salaries, as well as general office expenses or costs. Salary costs have relatively remained consistent due to a combination of factors. The overall headcount has decreased but employee costs are higher due to the addition of executives late in fiscal 2016. Certain other costs have been reduced or eliminated such as billings from Intertainment Media under the services agreement and employee headcount in the US office. Billings from Intertainment Media ceased due to the acquisition of the Intellectual Property and assets from Ortsbo on September 15, 2015 and the subsequent cancellation of the Services Agreement. We anticipate that costs in fiscal 2017 will be relatively consistent period over period as we continue to work to develop a customer base and meet the needs of investors to finance our operation. Upon further significant increases in revenue, management will continue to hire qualified personnel, but the growth of this cost, we believe, will be far less than the impact to Net Loss.

Professional fees

Professional fees decreased by $245,566 or 61% for the nine months ended February 28, 2017 over the nine months ended February 29, 2016 and includes audit and audit related services pertaining to the year-end audits, and legal fees related to both ongoing operational compliance for the business and for financing closings. Although audit related fees have generally stayed consistent, the comparative period had higher legal fees as a result of our various financings that closed during fiscal 2016.

Consulting fees

Consulting fees went down by $110,918 or 38% and are mainly due to a significant reduction in spending on consultants. In the comparative period, the Company had more consultants engaged at various times during the prior period whereas in the current nine month period, the Company has had very few consultants engaged. This is expected to be consistent in the near term due to the Company’s overall realignment of spending.

Amortization of Intangible Assets

Amortization of $797,630 relates entirely to Technology and Intellectual Property purchased during fiscal 2016 which we are amortizing over 5 years on a straight-line basis as well as a patent that was granted in late fiscal 2016. The difference of $313,740 or 65% increase over the comparative period is due to the purchase taking place beginning of the second quarter in the prior fiscal year. On September 15, 2015, we finalized our purchase of Intellectual property assets of Ortsbo pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015.

Stock based compensation

Stock based compensation increased by $667,049 or 139%. This increase is due mainly to the issuance of options to management and the Board of Directors, and warrants to the new advisory board in late fiscal 2016. Additional warrants were also issued to the Board of Directors and a new advisory board member in early fiscal 2017. Overall values ascribed will be different for each period based on the underlying assumptions used at the time of each grant. The stock options expense is determined using the acceptable binomial tree valuation method, which is an acceptable method under US GAAP.

Total other income and expenses

Other expenses totaled $1,061,117 and $976,700, for the nine months ended February 28, 2017 and February 29, 2016, respectively. The change of $84,417 is due to interest expense, financing expense on issuance of convertible notes and common stock, change in fair value of convertible debentures and notes, prepayment fees on variable notes, miscellaneous (income)/expense, gain on debt settlement, and impairment of note receivable. During the nine months ended February 28, 2017, total other expense consisted of interest expense of $794,693, a loss resulting from the change in fair value of the convertible debentures and notes of $405,137, other miscellaneous expense of $12,087, gain on debt settlement of $(1,119,089), and impairment of note receivable of $968,289. During the nine months ended February 29, 2016, total other expense consisted of interest expense of $616,609, financing expenses on the issuance of convertible promissory notes and common stock totaling $632,250, a gain resulting from the change in the fair value of convertible debentures and notes of $(550,456), prepayment fees on variable notes of $306,140, and miscellaneous other income of $(27,843).

Interest Expense

Interest expense increased by $178,084 or 29% for the nine months ended February 28, 2017 over the nine months ended February 29, 2016. The significant increase is mainly a result of the additional financings closed in fiscal 2016 which were offset by lower interest expense on previous convertible debentures that converted late fiscal 2016 and early fiscal 2017. We closed multiple secured debenture financings in fiscal 2016 totaling approximately $6.7 million, most of which was new debt for us at the time. Additionally, we incurred a higher penalty interest on convertible debentures from fiscal 2014 that reached maturity in late fiscal 2016 and early fiscal 2017.

Financing expense on issuance of convertible promissory notes and common stock

Financing expense decreased by $632,250 or 100% as common stock purchase warrants issued in the comparative period accounted for most of the expense. In addition we did not fund our company through variable rate promissory notes in fiscal 2017 whereas there was still a minor financing completed on a variable rate convertible promissory note in the nine month period ended February 29, 2016. The expense is a function of the underlying assumptions at the time of the grant and is mainly driven by the strike price of the instrument and the stock price at the time of the grant. As this is a non-cash expense, based on financings and model outputs it is hard to estimate variability for this account.

During the nine months ended February 28, 2017, we raised $1,326,348 through private placement financing of common stock and warrants and other loans. During the nine months ended February 29, 2016, we raised $2,268,846, in net cash from short term notes payable, line of credit, convertible notes, secured notes, and debentures through normal channels.

Change in fair value of convertible promissory notes and convertible secured debentures

Change in fair value of convertible debentures and notes had an incremental change in the recognized gain/loss by $955,593 between the nine months ended February 28, 2017 and the nine months ended February 29, 2016. There was a $405,137 expense for the nine months ended February 28, 2017 since the existing unsecured debt instruments continued to have fair value adjustments until they reached maturity, in addition to the secured debentures that were issued during fiscal 2016. There was a $550,456 gain for the nine months ended February 29, 2016 due to the revaluations on the variable conversion priced notes and the underlying assumptions used to value them using the binomial tree valuation method which includes elapsed time, and market price fluctuations.

For the nine months ended February 28, 2017, the loss from fair value adjustment largely relates to accretion fair value changes on various convertible debentures and notes and repricing of various warrants. In the comparative period in 2016, there was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in an expense recorded for fair value changes to the market price of variable convertible notes.

Payment fees on variable conversion priced notes

Payment fees on variable conversion priced promissory notes is significantly lower by $306,140 or 100% in nine months ended February 28, 2017 over nine months ended February 29, 2016 as we repaid the variable conversion priced promissory notes in the prior fiscal year. We have not had any further variable conversion priced promissory notes outstanding during fiscal 2017.

Miscellaneous expense/(income)

Miscellaneous expense/(income) was an expense of $12,087 for the nine months ended February 28, 2017 compared to a gain of $(27,843) for the nine months ended February 29, 2016 resulting in incremental change in the recognized gain/loss by $39,930. The expense/(income) is largely a function of foreign exchange expense/(income) and write-off of payables that the Company is no longer required to pay either due to a settlement or management has concluded the obligations are barred by the statute of limitations. A small portion of the foreign exchange is a cash expense in bank spread for currency variance conversion between the US dollar and the Canadian dollar. The remaining foreign exchange expense/ (income) was incurred on changes in the foreign exchange rate and the foreign denominated liabilities.

Gain on debt settlement

In the nine month period ending February 28, 2017, the gain on debt settlement of $1,119,089 was related entirely to settlement of various debt obligations of Yappn in conjunction with a settlement arrangement with DWF. On February 28, 2017, management reached a go forward resolution with DWF stakeholders. Yappn agreed to reduce its stake in the DWF assets to $800,000 which will be in the form of a new investment in DWF with the specific terms to be determined. This reduced position in DWF’s assets is in exchange for DWF stakeholders forgiving all unsecured debentures, secured debenture, term debt and related interest that were obligations of Yappn. More specifically, the Company settled $305,000 of unsecured convertible debentures and accrued interest of $91,408 with Series A and B common stock warrants repriced to $0.25 and an extension of one year to maturity of both warrants, $250,000 of unsecured convertible debentures and accrued interest of $43,613 with Series D warrants repriced to $0.25 and an extension of one year to maturity of the warrants, $65,228 of unsecured term loans and related interest of $16,512, and $200,000 of secured convertible debentures and accrued interest of $20,000 issued to a consultant. In addition to the above, the Company has negotiated its release from various past consulting obligations.

Impairment of note receivable

We have not received any payments from DWF during the second quarter, and the secured note final payment date was contracted to be fully paid by November 30, 2016. While management continued to work with DWF on a resolution as at November 30, 2016, the current conditions resulted in a much greater uncertainty around collection of the note receivable as at November 30, 2016. Management recorded a full impairment of $968,289 which was the remaining recorded amount previously recorded in its financial statements. Impairment expense of $968,289 was recorded during the nine month period ended February 28, 2017, specifically on November 30, 2016.

Net loss and comprehensive loss

During the nine months ended February 28, 2017 and February 29, 2016, we had a net loss and comprehensive loss of $4,821,235 and $3,668,594 respectively.

Liquidity and Capital Resources

As of February 28, 2017, we had a cash balance of $138,951, which is a decrease of $309,624 from the ending cash balance of $448,575 as of May 31, 2016. We do not have sufficient funds to fund our operations over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable going concern.

To fund our operations, we raised $1,588,576 through private placement financing of common stock and common stock purchase warrants as well as proceeds from a long term loan expected to be subscribed to a convertible secured debenture in the nine months ended February 28, 2017. During the nine months ended February 29, 2016, we issued secured debentures, convertible debt instruments, and received short term loans for net cash receipts of $2,268,846.

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

We received $2.5 million of this financing in the form of cash and cash commitments, including conversion of the short term loans obtained on May 11, 2015 and June 19, 2015. $2,000,000 of the $4.5 million financing is conversion of a portion of our existing debt that remained in the secured debenture. $925,000 was repaid out of the secured debenture, in the form of cash in the amount of $465,000 with the remainder in the form of the release of secured deposit that was applied against accounts receivable. On September 15, 2015, we closed the acquisition of intellectual property from Ortsbo and as part of this closing, assumed debt and non-controlling equity interests from Ortsbo in the amount of $975,388 that was immediately subscribed to a second tranche of secured debentures. The secured debentures balance as at February 28, 2017, was $4,550,388.

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

During the nine months ended February 28, 2017, we raised $1,588,576 through various financial instruments, net of repayments. Subsequent to February 28, 2017, we raised $250,000 in cash proceeds. During the nine months ended February 29, 2016, we raised $90,750 via various convertible promissory notes and debentures, $2,096,653 from secured debentures, $2,040,000 from secured convertible debentures, and $168,823 from short term loans. We also repaid $883,564 of various convertible promissory notes and debentures, $1,092,025 of line of credit, and $151,791 of short term loans.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We experienced negative cash flows from operations since inception and have incurred a deficit of $26,485,660 through February 28, 2017.

As of February 28, 2017, we had a working capital deficit of $977,033. During the nine months ended February 28, 2017, net cash used in operating activities was $1,871,893. Management expects to have similar cash needs for the next twelve months. At the present time, we do not have sufficient funds to fund operations over the next twelve months.

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

Management is pursuing a number of different financing opportunities in order to execute our business plan. These include, short term debt arrangements, convertible debt arrangements, common share equity financings, either through a private placement or through the public markets. During the nine months ended February 28, 2017, we raised $1,588,576 through various financial instruments, net of repayments. Subsequent to February 28, 2017, we raised $250,000 in cash proceeds.

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

(b) Changes In Internal Control Over Financial Reporting

During the nine months ended February 28, 2017, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of February 28, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

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

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
2.2	Asset Purchase Agreement between the Company, Ortsbo Inc., Intertainment Media, Inc., and Winterberry Investments Inc. dated July 6, 2015 (17)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
3.4	Amended Certificate of Incorporation filed on December 31, 2014 (18)
3.5	Amended Certificate of Incorporation filed on September 9, 2015 (18)
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10) (12)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media, Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo, Inc., Ortsbo USA, Inc. and Intertainment Media, Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10) (12)
10.21	Form of Registration Rights Agreement (9) (10) (12)
10.22	Form of Series A Warrant (9) (10) (12)
10.23	Form of Series B Warrant (9) (10) (12)
10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)
10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (14)

Exhibit No.	Description

10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014. (16)
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014. (16)
10.37	Form of 12% Secured Debentures(17)
10.38	Form of Security Agreement, dated July 15, 2015 (17).
10.39	Form of 12% Secured Debenture (19)
10.40	Form of Common Stock Purchase Warrant (19)
14.1	Code of Ethics and Conduct (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2013.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 3, 2013.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2013.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2013.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2013.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2013.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2014.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2014.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 15, 2015.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2017.

YAPPN CORP.

By:	/s/ Ed Karthaus
Ed Karthaus
Chief Executive Officer

By:	/s/ Craig McCannell
Craig McCannell
Chief Financial Officer
(Principal Financial Officer)

