Form 10-K
period 2017-05-31
YAPPN CORP.
filed 2017-07-27
CIK 1511735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated file	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of November 30, 2016, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of November 30, 2016, was approximately $1,041,225. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 27, 2017, there were 49,277,248 shares of the registrant’s common stock outstanding.

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

On March 28, 2013, we purchased a prospective social media platform and related group of assets known as Yappn (“Yappn”) from Intertainment Media, Inc. (“IMI”), a corporation organized under the laws of Canada, for 7,000,000 shares of our common stock, pursuant to an asset purchase agreement (the “Purchase Agreement” and the transaction, the “Asset Purchase”) by and among IMI, us, and our newly formed wholly owned subsidiary, Yappn Acquisition Sub., Inc., a Delaware corporation (“Yappn Sub”). Mr. David Lucatch, our prior Chief Executive Officer was the Chief Executive Officer of IMI at that time. Included in the purchased assets was a services agreement (the “Services Agreement”) dated March 21, 2013 and later amended in October 2013 by and among IMI and its wholly owned subsidiaries Ortsbo Inc., a corporation organized under the laws of Canada (“Ortsbo Canada”), and Ortsbo USA, Inc., a Delaware corporation (“Ortsbo USA” and, collectively with Ortsbo Canada, “Ortsbo”). On July 6, 2015, we entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo (see below).

On July 15, 2015 IMI and Yappn entered into a definitive agreement to acquire all of the intellectual property assets of Ortsbo and the amended services agreement was terminated.

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

Being able to conduct business in multiple languages is essential. According to Common Sense Advisory (an independent Massachusetts-based market research company specializing in the areas of translation, localization, interpreting, internationalization, globalization, marketing, international strategy, market intelligence, web content, and procurement), Global eCommerce sales continue to increase at a rate of 15 percent per year and more than 72 percent of consumers say they are more likely to purchase online if the experience is in their preferred language.

Breaking down language barriers creates business opportunities and promotes efficiency and effectiveness within organizations. While internet challenges have largely been solved, resolving language barriers remains a costly issue for every company wishing to access global markets.

Through its proprietary innovative language solutions, we believe Yappn has altered the translation paradigm by offering a completely customizable set of tools to engage consumers in up to 67 languages. Yappn’s technology gives people, brands and organizations the power to be social, conduct commerce, and communicate freely without a language barrier.

Generic machine translation, which can be found from providers like Google TranslateTM or Microsoft BingTM, employ a “word-for-word” approach. Unfortunately, the translated result does not always reflect the essence of the original text and may not make sense. Context (cultural, political and ethnic), syntax and meaning are typically not captured through generic machine translation methods.

Yappn provides far more than simple word-for-word translation. Yappn can translate the words as well as the context and syntax, thereby ensuring that what is written in one language is translated into another in an accurate, meaningful, and relevant way. This capability is Yappn’s key differentiator.

Yappn has the ability to detect the online or mobile user’s preferred language and can translate the communication into the user’s language in real-time. Yappn provides very “high fidelity” and accurate translation, without the necessity of direct human translation or intervention, with an added option to customize translation settings, making the results simple, elegant, and cost effective.

Yappn offers products for eCommerce, customer care, enhanced messaging collaboration (such as intranets, gaming or social platforms), online marketing, and custom translation solutions to a variety of verticals including entertainment, retail, and marketing.

Continued expansion of our business rollout will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We are in the early stage of commercialization and management believes that we have insufficient revenues to cover our operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability. Our independent auditors have included an explanatory paragraph in their audit report on our financial statements for the fiscal year ended May 31, 2017 regarding concerns about our ability to continue as a going concern. Footnote 2 to the Notes to this Form 10-K Report also discusses concerns about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Strategy

Our management believes that Yappn approaches the challenge of real-time language translation in a unique way. The result is enhanced translations based on the context of the content or discussion, thereby significantly improving the translation result.

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

An illustrative example of how Yappn’s lexicons work is reflected in its ability to distinguish between a car transmission versus a radio transmission. Similarly, the system understands that the word “travel” means something different in basketball than it does when planning a trip. Companies use various words in unique ways and Yappn’s lexicons continuously evolve, improve and store these subtle nuances, and then apply them to the final output to provide an enhanced and more optimal translation.

Yappn is not a generic machine translation provider but an enhancement to create better, customized results. Additionally, Yappn is not a Language Service Provider (LSP) simply returning a document in another language; instead Yappn provides tools and solutions to better utilize translation in the course of business.

Yappn’s tools and solutions are built with industry leading technology and hosted on the Microsoft Azure® cloud-based platform which provides Yappn with global reach, dependable presence and dynamic scalability.

To be certain that translation is highly accurate, Yappn’s services team initially works with the customer to develop an appropriate database of lexicon additions which can be further improved after deployment using Yappn’s professional services or custom tools. The lexicon can be enhanced on an on-going basis by the customer’s staff as-needed when additions and revisions are required or by Yappn via our services team.

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

●	eCommerce website
●	Vendor input manager
●	Chat
●	Multilingual search

Customer Care: Real-time translation of chat-based customer care

●	Customer care integration

Enhanced Messaging: Real-time translation support for messaging platforms

●	Intranet
●	Social sharing & messaging
●	Business messaging
●	Gaming messaging

Marketing: Online marketing, engagement and socialization

●	Social Wall
●	Global tweets
●	Twitter chats
●	Multilingual live captioning & flash social events

Custom Translation Solutions: Solutions for unique translation requirements

●	Dynamic website translations
●	Software localization
●	Video closed captioning
●	Virtual trade shows

eCommerce Platform Integration

Our technology is, we believe, a game changing solution, providing a set of stand-alone commercial tools for brands to easily implement cost effective globalization solutions that support the entire sales cycle, inclusive of the eCommerce website, shopping cart checkout, marketing, sales and support. Management contends that no longer is a company constrained to whom they can sell to because of language.

The Yappn eCommerce experience is more than a simple translation of a store. eCommerce applications exist today to translate a copy of a store to another language. However, creating a separate instance of a store in another language is problematic as it can cause several business issues that are difficult to rectify; for example, inventory reconciliation and amalgamated sales reporting would be left to the vendor to handle manually. The Yappn solution of enabling a single store that is presented in the customer’s language of choice is a better business solution as we believe it will negate these issues.

We have made the integration of these services into a store quite simple. We use standardized web technologies to connect a secondary database of the translations of the text, metadata and keywords on the site. The benefit of the database connection is the ability to call accompanying data such as imagery, (e.g. replacing an English ad with a Spanish ad) and the ability to manage translation without coding expertise. This integration also allows Yappn to access the text components of a secure third party checkout screen, thereby reducing cart abandonment, which we contend is unique to our services.

Security and privacy is maintained via a variety of solutions such as SSL encryption and the exception of customer/user identification and private information from machine translation services.

Customer Care Platform Integration

Yappn Customer Care allows customers to chat in their language of choice so our clients don’t have to provide multilingual staff for the purposes of customer care.

Chat continues to become the preferred means for companies to communicate with their customers. Chat is replacing voice and e-mail, providing a window of opportunity for companies to better serve their customers and to do so more cost effectively.

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

Companies that communicate internally but have staff, partners and customers with different languages can communicate more effectively, we believe, when the barrier of language is removed.

Our management contends that our technology can securely integrate into existing chat platforms through a simple API connection to our Microsoft Azure® cloud platform, reducing existing workflow disruptions which would require changes to a client work environment.

Marketing Platform Integration

We have created several tools to support online marketing customized for a global audience.

Social Wall: a fully branded and customized page, which includes the aggregation of a company’s major social media accounts and #hashtags automatically displayed in any of the up to 67 languages. This allows followers to interact with all their social media accounts, in their language and on the company’s website, giving the company back control of its marketing initiatives. Essentially, a company can present a variety of social media sources on a single page in the language of a customer’s choice, regardless of the original language the social media content was written in.

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

Live and Global Events: a tool to promote a company’s brand which embeds our interface directly onto the company’s website where the company can direct their consumers to attend a live Q&A while promoting the company’s brand on social media. The technology allows the company to filter and reply to questions posted on Twitter™ and display them in an easy to read format on the company’s website, creating a captive audience to market to. Yappn’s easy-to-use backend even allows the company to reply to the attendees in their native language while automatically displaying the entire event in a user’s individual language.

Video Captioning: If video promotion is an element of a company’s marketing strategy, allowing a global audience to watch and understand these videos is a natural complement to the presentation. Yappn’s translation system provides simple and accurate video sub-titling in up to 67 languages, on a live or pre-recorded video, without disruption to the company’s current broadcast process.

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

We anticipate that we will compete to attract, engage and retain clients and users, to attract and retain marketers, to attract and retain corporate sponsorship opportunities, and to attract and retain highly talented individuals, especially software engineers, designers and product managers. As we introduce new features to the Yappn platform, as the platform evolves or as other companies introduce new platforms and new features to their existing platforms, we may become subject to additional competition. We believe that our ability to quickly adapt to a changing marketplace and our experienced management team will enable us to compete effectively in the market.

Intellectual Property

We own (i) the yappn.com domain name (which website is expressly not incorporated into this filing) and (ii) the Yappn name and all trademarks, service marks, trade dress and copyrights associated with the Yappn name, logo and graphic art. We may prepare several patent filings in the future. Upon payment of the applicable fees pursuant to the Services Agreement described above, we became the exclusive owner of copyright in the literary works or other works of authorship delivered by Ortsbo to us as part of the Services provided under the Services Agreement (the “Deliverables”). All such rights shall not be subject to rescission upon termination of the Services Agreement. Also, as set forth in the Services Agreement, we shall grant to Ortsbo (i) a non-exclusive (subject to certain limitations) license to use the Deliverables for the sole purpose of developing its technology, (ii) a non-exclusive license to use, solely in connection with the provision of the Services, any intellectual property owned or developed by us or on our behalf and necessary to enable Ortsbo to provide the Services, and (iii) a license to use intellectual property obtained by us from third parties and necessary to enable Ortsbo to provide the Services. All such licenses shall expire upon termination of the Services Agreement.

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

Legal Proceedings

None.

Registration Statement

On October 3, 2016, the Company filed a Registration Statement on Form S-1 (File No.333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of our Company’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding upon conversion of promissory notes, related past due accrued interest and penalties and/or common stock purchase warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of common stock purchase warrants. The common stock purchase warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on January 24, 2017.

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

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We are transitioning from a development stage company to a growth company and have generated relatively limited revenue to date. We have, prior to the purchase of the Yappn assets, as further described herein, been involved in unrelated businesses. We have limited history in executing our business model which includes, among other things, implementing and completing alpha and beta testing programs, attracting and engaging clients, customers and users, and developing methods for providing clients, customers and users with access to our services platform. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

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

Our competitors may develop products, features or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more market areas not serviced by Yappn to gain competitive advantage against us in areas where we operate. As a result, our competitors may acquire and engage clients at the expense of the growth or engagement, which may negatively affect our business and financial results. We believe that our ability to compete effectively will depend upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our products compared to our competitors;

●	the engagement of our clients and their users with our products;

●	the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

●	our ability to monetize our products, including our ability to successfully monetize mobile usage;

●	the frequency, size and relative prominence of the ads displayed by us or our competitors;

●	customer service and support efforts;

●	marketing and selling efforts;

●	changes mandated by legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	our ability to attract, retain and motivate talented employees, particularly software engineers;

●	our ability to cost-effectively manage and grow our operations; and

●	our reputation and brand strength relative to our competitors.

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

Our ability to retain, increase and engage our customer base and to escalate our revenue will depend heavily on our ability to enhance our current products and create successful new products. We may introduce significant changes to our existing products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage clients, we may fail to attract or retain clients or to generate sufficient revenue, operating margin, or other value to justify our investments and our business may be adversely affected. In the future, we may invest in new products and initiatives to generate revenue but there is no guarantee these approaches will be successful. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs and our financial results could be adversely affected.

Few customers have accounted for a significant portion of our business.

We have derived, in recent history, a significant portion of our revenues from a few customers. For example, three customers accounted for a total of 83% of our revenues for the year ended May 31, 2017 and one customer accounted for a total of 83% of our revenues for the year ended May 31, 2016. The loss of one of these customers could materially and adversely affect our results of operations, financial position and liquidity.

Our costs are continuing to grow, which could harm our business model and profitability.

Developing the Yappn platform has been a costly undertaking and we expect our expenses to continue to increase in the future as we implement and complete continued rollout of our services and platform, build up our client base and develop and implement new product features. We expect that we will incur increasing costs to support our anticipated future growth. In addition, our costs may increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may continue to grow faster than our revenue over time. Our expenses may be greater than we anticipate and our investments may not be successful. In addition, we may increase marketing, sales and other operating expenses in order to grow and expand our operations and to remain competitive. Increases in our costs may adversely affect our business and profitability.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, monetary penalties, increased cost of operations, declines in user growth or engagement, or otherwise harm our new business model.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, securities law compliance and online payment services. The introduction of new products may subject us to additional laws and regulations. In addition, foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state as well as foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which we design our products, as well as our terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

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

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret and domain name protection laws, to protect our proprietary rights. In the future we may acquire additional patents or patent portfolios which could require significant cash expenditures. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.

In addition, from time to time, we may contribute software source code under open source licenses and make other technology we develop available under other open licenses and include open source software in our products. As a result of any open source contributions and the use of open source in our products, we may license or be required to license innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

Our business will be dependent on our ability to maintain and scale our technical infrastructure and any significant disruption in our service could damage our reputation, result in a potential loss of customers and adversely affect our financial results.

Our reputation and ability to attract, retain and serve our users may be dependent upon the reliable performance of the Yappn platform and our underlying technical infrastructure. Performance delays or outages could be harmful to our business. If Yappn’s technology is unavailable when customers attempt to access it, or if it does not load as quickly as they expect, customers may not return to our service in the future or cancel service with us. As Yappn continues to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our customers. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays or failures resulting from our cloud services provider and / or factors beyond the normal control of Yappn.

We believe that a substantial portion of our network infrastructure will be provided by third parties. Any disruption or failure in the services we receive from these providers could harm our ability to handle existing or increased traffic and could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide.

We are exposed to general economic conditions, which could have a materially adverse impact on our business, operating results and financial condition.

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation and recession. These unfavorable economic conditions and the weakness of the credit market may continue to have an impact on our Company’s business and financial condition. The current global macroeconomic environment may affect our Company’s ability to access the capital markets and may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or to carry on our operations.

Breaches of network or information technology security, natural disasters or terrorist attacks could have an adverse effect on our business.

Cyber-attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt systems and operations. We or our customers may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses and other means of unauthorized access. This could cause us to lose customers, resellers, alliance partners or other business partners, thereby causing our revenues to decline. If we or our customers were to experience a breach of our internal systems, our business could be severely harmed by adversely affecting the market’s perception of our products and services.

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

Our products incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

Our business may be impacted by information technology system failures or network disruptions.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. Such failures or disruptions could, among other things, prevent access to our services, compromise our delivery of services or customer data and result in delayed or cancelled use of our services. Such failures or disruptions can have a materially adverse impact on the Company’s financial condition and operating results.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of Edward Karthaus, Craig McCannell, and Anthony R. Pearlman, our Chief Executive Officer and a director, Chief Financial Officer, and Chief Technology Officer, respectively.

As we continue to grow, we cannot guarantee we will be able to attract the personnel we need to achieve a competitive position. In particular, we intend to hire technical and sales personnel in fiscal 2018, and we expect to face significant competition from other companies in hiring such personnel. As we mature, the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

If we experience a period of rapid and substantial growth, and if such growth continues, we will continue to place a strain on our limited administrative infrastructure. As our needs expand, we may need to hire a significant number of employees. This expansion could place a significant strain on our managerial and financial resources. To manage the possible growth of our operations and personnel, we will be required to:

●	improve existing and implement new, operational, financial and management controls, reporting systems and procedures;

●	install enhanced management information systems; and

●	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

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

Although management does not anticipate having to fully comply with section 404 of the Sarbanes-Oxley Act in the next fiscal year, it is important to note, pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, if we do meet the requirements to fully comply with section 404 of the Sarbanes-Oxley Act we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a materially adverse effect on our stock price.

In addition, in connection with a future possible assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

If applicable in the future, any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and in the case of a failure to remediate any material weaknesses that we may identify, it would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Exercise of options, warrants and converting any debt may have a dilutive effect on our common stock.

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

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets. Until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions at prices that may be significantly lower than the current market price, that will constitute the entire available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. A small percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities. Accordingly, the supply of common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock. Our market price should not be relied upon as a valid indicator of our value until such time as a sustained and established market has been established for our common stock.

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

Item 2. Properties.

We do not own any real property at this time. We presently utilize office space in New York, New York on a month to month basis and any fees are nominal. We have a Canadian office with a monthly lease which was assigned from Intertainment Media Inc. in the fourth quarter of fiscal 2016. Monthly lease payments are approximately $7,500 per month with the lease ending September 30, 2018.

Item 3. Legal Proceedings.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of July 27, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our audited consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board on October 1, 2012. Effective March 8, 2013, our common stock was quoted on the OTC Markets under the symbol “YPPN.QB”.

The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTCQB. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. All market prices reflect the effect of a stock dividend.

	High	Low
Quarter Ended	($)	($)

May 31, 2017	$0.08	$0.08
February 28, 2017	$0.08	$0.08
November 30, 2016	$0.05	$0.05
August 31, 2016	$0.20	$0.20

May 31, 2016	$0.23	$0.13
February 29, 2016	$0.23	$0.23
November 30, 2015	$0.34	$0.30
August 31, 2015	$0.76	$0.68

On July 21, 2017, the high and low prices of our common stock as reported on the OTCQB were $0.11 and $0.11, respectively.

Holders

On July 21, 2017, we had approximately 89 shareholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names.

Warrants

The following is a summary of common stock purchase warrants issued, exercised and expired through May 31, 2017:

	Shares Issuable Under Warrants	Equity Value	Exercise Price	Expiration
Issued on March 28, 2013	401,000	917,087	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	543,530	$0.54	May 31, 2018
Issued on June 7, 2013	165,000	211,365	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	3,744	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	135,000	135,989	$1.00	January 29, 2019
Issued Series A warrants on January 29, 2014 - Repriced	260,000	268,770	$0.25	January 29, 2019
Issued Series B warrants on January 29, 2014	135,000	-	$2.00	January 29, 2019
Issued Series B warrants on January 29, 2014 - Repriced	260,000	9,022	$0.25	January 29, 2019
Issued Series A warrants on February 27, 2014 - Repriced	305,000	228,344	$0.25	February 27, 2019
Issued Series B warrants on February 27, 2014 - Repriced	305,000	4,728	$0.25	February 27, 2019
Issued Series A warrants on April 1, 2014	70,000	147,294	$1.00	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	299,000	97,442	$0.25	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	100,000	2,490	$0.35	April 1, 2019
Issued Series B warrants on April 1, 2014	369,000	-	$2.00	April 1, 2019
Issued Series B warrants on April 1, 2014 - Repriced	100,000	3,140	$0.35	April 1, 2019
Issued to Lender – Line of Credit	800,000	1,495,200	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014 - Repriced	33,333	10,642	$0.25	April 23, 2019
Issued Series C warrants on May 30, 2014 - Repriced	666,667	214,212	$0.25	May 30, 2019
Issued Series D warrants on June 27, 2014 - Repriced	166,667	2,384	$0.25	June 27, 2019
Issued Series D warrants on September 2, 2014 - Repriced	83,333	41,593	$0.25	September 2, 2019
Issued Series D warrants on October 6, 2014 - Repriced	33,333	16,607	$0.25	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	15,667	$2.20	October 27, 2019
Issued warrants – consultants	330,000	165,330	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	-	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	990	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	2,970	$1.50	May 31, 2017
Issued warrants to advisory board on September 28, 2015 - Repriced	300,000	233,490	$0.25	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	519,520	$1.00	April 7, 2019
Issued warrants to consultant on November 5, 2015	100,000	23,240	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,400,000	1,580,980	$0.01	December 29, 2020
Issued warrants to advisory board on March 21, 2016	1,750,000	232,530	$0.25	March 21, 2021
Issued warrants to consultant on May 1, 2016	4,000,000	721,200	$0.25	May 1, 2021
Issued warrants on May 1, 2016	1,704,680	119,072	$0.01	May 1, 2021
Issued warrants for private placement on April 18, 2016	1,008,000	94,854	$0.25	April 18, 2021
Issued warrants for private placement on May 17, 2016	2,640,000	248,221	$0.25	May 17, 2021
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	-	$1.00	-
Total – as of May 31, 2016	39,055,346	8,311,647
Issued warrants to consultant on July 6, 2016	90,000	22,500	$0.25	July 6, 2018
Issued warrants to advisory board member on August 25, 2016	250,000	22,593	$0.25	August 25, 2021
Issued warrants for private placement on August 31, 2016	1,000,000	108,693	$0.25	August 31, 2021
Issued warrants for private placement on September 23, 2016	780,000	82,673	$0.25	September 23, 2021
Issued warrants to consultant on November 10, 2016	100,000	8,440	$0.25	November 10, 2020
Issued warrants in satisfaction of obligation to issue common shares on April 27, 2017	9,749,616	1,337,392	$0.01	April 27, 2022
Issued warrants in satisfaction of obligation to issue common shares on April 28, 2017	869,447	119,265	$0.01	April 28, 2022
Issued warrants in satisfaction of obligation to issue common shares on May 31, 2017	5,701,840	782,143	$0.01	May 31, 2022
Exercised Warrants	(9,749,616)	(1,337,392)	$0.01	-

Total – as of May 31, 2017	47,846,633	9,457,954

Dividend Policy

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Recent Sales of Unregistered Securities

During the year covered by this annual report, we have issued unregistered securities to the persons as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 3(a)(9) or Section 4(2) thereof, and/or Regulation D promulgated thereunder, as well as Regulation S promulgated under the Securities Act, of 1933. All recipients had adequate access to information about us.

On June 13, 2016, principal and interest totaling $305,307 was converted into 1,221,228 of common shares as part of the conversion of convertible debt as described in Note 7 of the footnotes to the Financial Statements. The common shares to be issued were recorded as an obligation as at May 17, 2016, however the issuance did not occur until June 13, 2016.

On August 31, 2016, the Company issued 1,000,000 shares of common stock for $200,000 cash received and settlement of $50,000 in prior obligations against the third tranche of a private placement of units, at a purchase price of $0.25 per unit, each unit consisting of one common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (see Note 10 of the footnotes to the Financial Statements). All of the shares from the third tranche were issued to four members of the Board of Directors (see Note 12 of the footnotes to the Financial Statements). These common stock purchase warrants will vest in increments of thirds with the first 1/3 being vested on August 31, 2017, second increment of 1/3 on August 31, 2018, and last 1/3 on August 31, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and common stock purchase warrants for $141,307 and $108,693 respectively.

On August 31, 2016, principal and interest totaling $1,496,931 was converted into 5,956,226 of common shares as part of the conversion of convertible debt as described in Note 7 of the footnotes to the Financial Statements.

On September 23, 2016, the Company issued 780,000 shares of common stock for $195,000 cash received against the fourth tranche of a private placement of units, at a purchase price of $0.25 per unit, each unit consisting of one share of common stock at $0.25 per share and one common stock purchase warrant with an exercise price of $0.25 per share (see Note 10 of the footnotes to the Financial Statements). 80,000 of the shares from the fourth tranche for $20,000 were issued to a member of the advisory board (see Note 12 of the footnotes to the Financial Statements). These common stock purchase warrants will vest in increments of thirds with the first 1/3 being vested on September 23, 2017, second increment of 1/3 on September 23, 2018, and last 1/3 on September 23, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and common stock purchase warrants for $112,327 and $82,673 respectively.

On September 23, 2016 principal and interest totaling $262,592 was converted into 1,050,368 of common shares as part of the conversion of convertible debt as described in Note 7 of the footnotes to the Financial Statements.

On September 30, 2016, the Company issued 120,000 shares of common stock as settlement against prior accounts payables with a fair value of $30,000.

On November 15, 2016, the Company issued 88,844 shares of common stock in association with the timing of filing its Registration Statement as part of the contractual rights of certain existing convertible debenture holders.

The Company had an obligation to issue 17,687,500 shares of common stock for the purchase of Ortsbo intellectual property assets to a related party. The value of this equity obligation as part of the acquisition consideration was recorded at that time in the amount of $2,458,278. The obligation to issue the common stock was settled through the issuance of 16,320,903 warrants and 1,600,000 warrants to be issued. With the settlement of the obligation to issue common shares by way of an issuance of warrants, the aforementioned $2,458,278 value was moved from subscribed amounts to additional paid in capital within the statement of stockholders’ deficit. On April 28, 2017, 9,749,616 warrants were exercised and 8,954,934 shares of common stock issued under the cashless exercise provision.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) audited consolidated financial statements for the fiscal years ended May 31, 2017 and 2016 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this report.

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of May 31, 2017 or May 31, 2016.

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

Overview

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. Our business plan is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance language translation quality. We have offices in the United States and Canada. In March 2013, we acquired a concept and technology license from Intertainment Media Inc., a Canadian company. On September 15, 2015, we closed the acquisition of Ortsbo Inc.’s (a subsidiary of Intertainment Media Inc.) intellectual property to allow our company full ownership of the acquired technology as opposed to having a license to use this technology.

For the years ended May 31, 2017 and 2016, we had revenues of $356,409 and $981,960, respectively. The limited operating revenues together with the costs we incurred for development of our business resulted in net and comprehensive losses of $6,296,331 and $6,901,573 for the years ended May 31, 2017 and 2016, respectively. For the year ended May 31, 2017, we had assets totaling $4,128,807, liabilities totaling $10,027,057, and a stockholders’ deficit of $5,898,250. For the year ended May 31, 2016, we had assets totaling $6,405,223, liabilities totaling $9,631,891and a stockholders’ deficit of $3,226,668.

Research and Development

We have incurred research and development expenses related to software and technology development totaling $650,287 and $407,547 for the years ended May 31, 2017 and May 31, 2016, respectively. The research and development expenses consist of our own internal development team of $385,085 for the year ended May 31, 2017 ($51,453 – May 31, 2016 for internal development and services provided by Intertainment Media Inc.) and external consultants’ fees of $265,202 ($356,094 – May 31, 2016).

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

Fair Value of Convertible Debentures with Attached Warrants

The Company has issued secured convertible debentures that are convertible into common stock along with common stock purchase warrants as part of the subscription agreements. The Company allocates value between the debt, equity warrants and a beneficial conversion feature, if applicable. The Company determines a fair value for each component being the debt and common stock purchase warrants and then uses the relative fair value method to allocate value to these components. The present value method was used to determine the fair values of the debt and the binomial tree option pricing model was used to determine the fair value of the common stock purchase warrants. A convertible debenture instrument includes a beneficial conversion feature when the effective conversion price is less than the Company’s market price of common stock on the commitment date. The difference between the fair value and face value of the debentures is accreted up to face value over the term to maturity using the effective interest method. Any unrealized and realized gains and losses related to the convertible promissory notes and debentures are recorded based on the changes in the fair values and are reflected as change in fair value of convertible debentures and notes on the consolidated statements of operations and comprehensive loss.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses for the fiscal years ended May 31, 2017 and 2016.

The Company’s significant estimates include the fair value of financial instruments including the underlying assumptions to estimate the fair value of secured convertible promissory notes and debentures and the valuation allowance of deferred tax assets.

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

RESULTS OF OPERATIONS

Years ended May 31, 2017 and May 31, 2016

Revenues

We are in the process of the commercialization of our various product offerings. We had revenues of $356,409 and $981,960 for the year ended May 31, 2017 and May 31, 2016, respectively. The majority of the revenue earned in the year ended May 31, 2017 is from three customers and accounts for 83% of the total revenue. $88,390 of revenue for the year ended May 31, 2017 related to professional services provided for one client. Revenues for the year ended May 31, 2016 resulted primarily from the professional services related to the Digital Widget Factory (Belize) (“DWF”) program. The DWF assets were acquired by the client effective February 29, 2016 and thus no further billings were made to DWF since that date. Billings as part of professional and language services for the program subsequent to February 29, 2016 were through the client, and were lower than the average billings to DWF. Our management has focused on developing relationships with e-commerce commercial partners and a revamped operational strategy, which has delayed material revenue realization.

Cost of revenue

We incurred costs of revenues of $144,480 and $173,254, for the year ended May 31, 2017 and May 31, 2016, respectively which vary due to different client mix between the periods. These costs were directly attributable to the revenues generated in the applicable periods and resulted in a gross profit of $211,929 and $808,706, for the year ended May 31, 2017 and May 31, 2016, respectively.

Total operating expenses

During the years ended May 31, 2017 and 2016, total operating expenses were $5,004,669 and $6,063,843, respectively. This represents a reduction of $1,059,174 or 17% and can be largely attributed to lower marketing, professional, and consulting fees.

Marketing Expenses

Marketing expenses for the year ended May 31, 2017 was $17,829 compared to $236,083 for year ended May 31, 2016, representing a decrease of $218,254 or 92%. The reduction is due mainly to a realignment of spending by our company. In the prior year we incurred higher costs as a result of promoting the Yappn brand through consultants and various marketing and promotional initiatives. In the current year, we reduced the spending on consultants engaged in marketing activities and focused our efforts on operationalizing our current service offerings based on more direct sales channels.

Research and Development

The research and development expenses for the year ended May 31, 2017 were $650,287 compared to $407,547 for the year ended May 31, 2016 representing an increase of $242,740 or 60%. Our research and development costs in the comparative period are partially for fees to technology consultants from Intertainment Media and Ortsbo, with a much higher weighting on our own employees and arm’s length third party consultants. There were no research and development costs from Intertainment Media and Ortsbo in fiscal 2017. There were significant costs incurred in development of the various technologies supporting the business towards the commencement of commercialization. These included expanding the internal development team while also keeping third party consultants engaged. There will continue to be maintenance and ongoing development customization to ensure our technology solutions meet required standards for our current and prospective customers.

General and administrative expenses

General and administrative expenses for the year ended May 31, 2017 were $1,501,355 compared to $1,637,039 for the year ended May 31, 2016 representing a decrease of $135,684 or 8%. These costs generally include executive and office salaries, as well as general office expenses or costs. Salary costs have relatively remained consistent due to a combination of factors. The overall number of personnel has decreased but employee costs are higher due to the addition of executives late in fiscal 2016. Certain other costs have been reduced or eliminated such as billings from Intertainment Media under the Services Agreement and number of employees in the U.S. office. Billings from Intertainment Media ceased due to the acquisition of the Intellectual Property and assets from Ortsbo on September 15, 2015 and the subsequent cancellation of the Services Agreement. We anticipated the costs in fiscal 2017 to be relatively consistent period over period as we would continue to work to develop a customer base and meet the needs of investors to finance our operations. Upon further significant increases in revenue, management will continue to hire qualified personnel but the growth of this cost, we believe, will be far less than the benefit gained through increases in gross margin.

Professional fees

Professional fees for the year ended May 31, 2017 were $176,576 compared to $477,883 for the year ended May 31, 2016 representing a decrease of $301,307 or 63%. Professional fees include audit and audit related services pertaining to the year-end audits, and legal fees related to both ongoing operational compliance for the business and for financing closings. Although audit related fees have generally stayed consistent, the comparative period had higher legal fees as a result of our various financings and the acquisition of technology that closed during fiscal 2016.

Consulting fees

Consulting fees for the year ended May 31, 2017 were $232,370 compared to $1,392,165 for the year ended May 31, 2016 representing a decrease of $1,159,795 or 83% which is mainly due to a significant reduction in spending on consultants. In the comparative period, we had more consultants engaged at various times during the period whereas in the current year, we had very few consultants engaged. This is expected to be consistent in the near term due to our overall realignment of spending. The prior period was also significantly higher due to the fair value change associated with a debenture and separate common stock purchase warrants issued to Imagination 7 Ventures, LLC, which is primarily controlled by our former CEO, David Lucatch

Amortization of Intangible Assets

Amortization for the year ended May 31, 2017 was $1,063,074 compared to $747,830 for the year ended May 31, 2016 representing an increase of $315,244 or 42%. Amortization relates entirely to Technology and Intellectual Property acquired during fiscal 2016 which we are amortizing over 5 years on a straight-line basis. There is a small amount of amortization on issued patents from the date of issuance which is also being amortized over 5 years on a straight-line basis. The difference over the comparative period is due to the acquisition taking place beginning of the second quarter in the prior fiscal year. On September 15, 2015, we finalized our purchase of Intellectual property assets of Ortsbo pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015.

Stock based compensation

Stock based compensation for the year ended May 31, 2017 was $1,355,318 compared to $1,164,887 for the year ended May 31, 2016 representing an increase of $190,431 or 16%. This increase is due mainly to the issuance of options to management and members of the board of directors, and common stock purchase warrants to the new advisory board in late fiscal 2016. Additional common stock purchase warrants were also issued to the members of the board of directors and a new advisory board member in early fiscal 2017. Stock based compensation is expensed based on a graded vesting schedule with portions recognized from various years with higher weighing of expense in the first year of the grant. Overall values ascribed will be different for each period based on the underlying assumptions used at the time of each grant. The stock options expense is determined using the acceptable binomial tree valuation method, which is an acceptable method under US GAAP.

Total other income and expenses

Other (income) expenses for the year ended May 31, 2017 totaled $1,503,591 compared to $1,646,436, for the year ended May 31, 2016 which is higher by $142,845 or 9%.

Interest Expense

Interest expense for the year ended May 31, 2017 was $1,078,536 compared to $894,467 for the year ended May 31, 2016 representing an increase of $184,069 or 21%. The increase is mainly a result of the additional financings closed throughout fiscal 2016 and advances on future financings in 2017, which were offset by lower interest expense on previous convertible debentures that converted late fiscal 2016 and early fiscal 2017. We closed multiple secured debenture financings in fiscal 2016 totaling approximately $6.7 million which carried a full interest burden in fiscal 2017 and partial burden in fiscal 2016. Additionally, we incurred a higher penalty interest on convertible debentures from fiscal 2014 that reached maturity in late fiscal 2016 and early fiscal 2017. We have also received $2,226,348 in bridge financing in the current fiscal year which is to be subscribed into a convertible secured debenture which carries an accrued interest burden in fiscal 2017 that did not exist in fiscal 2016.

Financing expense on issuance of convertible notes and common stock

Financing expense on issuance of convertible notes and common stock for the year ended May 31, 2017 was $nil compared to $632,250 for the year ended May 31, 2016 representing a decrease of $632,250 or 100%. Financing expense decreased as common stock purchase warrants issued in the comparative period accounted for most of the expense. In addition, we did not fund our company through variable rate promissory notes in fiscal 2017 whereas there was still a minor financing completed on a variable rate convertible promissory note in the prior period. The expense is a function of the underlying assumptions at the time of the grant and is mainly driven by the strike price of the instrument and the stock price at the time of the grant.

Change in fair value of convertible debentures and notes

Change in fair value of convertible debentures and notes for the year ended May 31, 2017 was $527,829 compared to an income of $(209,995) for the year ended May 31, 2016 representing a change of $737,824. The $527,829 loss from this change in fair value for the year ended May 31, 2017 largely relates to the recording of accretion on various convertible debentures and notes and repricing of various common stock purchase warrants. The $209,995 gain for changes in fair value for the year ended May 31, 2016 was due to the revaluations on the variable conversion priced notes and the underlying assumptions used to value them using the binomial tree valuation method which includes elapsed time, and market price fluctuations. There was a significant decline in the market price compared to those prices that were in effect at the time of the original issuance of these convertible instruments. The changes in market value of our common stock coupled with the other parameters used in the binomial lattice model for all instruments marked to market, resulted in a gain recorded for fair value changes to the market price of variable convertible notes.

Payment fees on variable conversion rate notes

Payment fees on variable conversion rate notes for the year ended May 31, 2017 was $nil compared to $306,140 for the year ended May 31, 2016 representing a decrease of $306,140 or 100% as we repaid the variable conversion rate notes in the prior fiscal year. We have not had any further variable conversion rate notes outstanding during fiscal 2017.

Miscellaneous expense

Miscellaneous expense for the year ended May 31, 2017 was $48,026 compared to $23,574 for the year ended May 31, 2016 representing an increase of $24,452 or 104%. The miscellaneous expense is largely a function of foreign exchange expense/(income) and write-off of payables that we were no longer required to pay either due to a settlement or management has concluded the obligations are barred by the statute of limitations. A small portion of the foreign exchange is a cash expense in bank spread for currency variance conversion between the U.S. dollar and the Canadian dollar. The remaining foreign exchange expense/ (income) was incurred on changes in the foreign exchange rate and the foreign denominated liabilities.

Gain on debt settlement

In the year ended May 31, 2017, the gain on debt settlement of $1,119,089 was related entirely to settlement of various debt obligations of our company in conjunction with a settlement arrangement with Digital Widget Factory (“DWF”). On February 28, 2017, management reached a go forward resolution with DWF stakeholders. We agreed to reduce our position in the DWF assets to $800,000 which will be in the form of a new investment in DWF with the specific terms to be determined. This reduced position in DWF’s assets is in exchange for DWF stakeholders forgiving all unsecured debentures, secured debenture, term debt and related interest that were obligations of our company. More specifically, we settled $305,000 of unsecured convertible debentures and accrued interest of $91,408 with Series A and B common stock purchase warrants repriced to $0.25 and an extension of one year to maturity of both common stock purchase warrants, $250,000 of unsecured convertible debentures and accrued interest of $43,613 with Series D warrants repriced to $0.25 and an extension of one year to maturity of the common stock purchase warrants, $65,228 of unsecured term loans and related interest of $16,512, and $200,000 of secured convertible debentures and accrued interest of $20,000 issued to a consultant. In addition to the above, we have negotiated its release from various past consulting obligations.

Impairment of note receivable

Impairment of note receivable for the year ended May 31, 2017 was $968,289 compared to $nil for the year ended May 31, 2016 representing an increase of $968,289 or 100%. Management recorded a full impairment of $968,289 which was the remaining amount previously recorded in its financial statements. We did not receive any payments from DWF during the second quarter of fiscal 2017, and the secured note final payment date was contracted to be fully paid by November 30, 2016. While management continued to work with DWF on a resolution as at November 30, 2016, the existing conditions resulted in a much greater uncertainty around collection of the note receivable as at November 30, 2016. As such, we recorded an impairment expense on November 30, 2016.

Net loss and comprehensive loss

During the years ended May 31, 2017 and 2016, we had net loss and comprehensive loss of $6,296,331 and $6,901,573 respectively.

Liquidity and Capital Resources

As of May 31, 2017, we had a cash balance of $441,168, which is a decrease of $7,407 from the ending cash balance of $448,575 as of May 31, 2016. We do not have sufficient funds to fund our expenses over the next twelve months. There can be no assurance that additional capital will be available to us. Since we have no other financial arrangements currently in effect, our inability to raise funds for the above purposes will have a severely negative impact on our ability to remain a viable going concern.

To fund our operations, we have issued secured debentures, and convertible debt instruments and advances on a future closed financing for gross cash receipts of $2,488,576 and $3,259,126 for the year ended May 31, 2017 and the year ended May 31, 2016, respectively.

We have used this financing for funding operations and replacing short term high cost debt instruments with lower cost longer term financial instruments where the economics made sense as well as in ramping up research and development activities.

We estimate we will need additional capital to cover our ongoing expenses and to successfully market our product offerings. This may change as we receive feedback from customers and have a better understanding of the demand for our application and the ability to generate revenues from our new products. Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

During fiscal 2017, we raised $2,226,348 in bridge financing (see Note 12 of the footnotes to the Financial Statements). This loan is classified as a long term loan which is to be subscribed into a convertible secured debenture with an expected term of 5 years to maturity. We expect additional participation, although not guaranteed, at which time a final closing will be completed with the final agreed to terms for this financing.

During fiscal 2016, we closed a financing of secured debentures (secured by general security of our assets) in the amount of $4,550,388. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity was initially the earlier of the date proceeds are available from a public offering or December 31, 2015. During the third quarter of fiscal 2016, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020, and were provided with the right to amend the Secured Debenture such that a Holder shall have the right to require us to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of secured debentures consent to a “put” of their Secured Debentures to our company. The secured debentures balance as at May 31, 2017, was $4,550,388 (see Note 12 of the footnotes to the Financial Statements). The secured debentures balance as at May 31, 2017 and May 31, 2016, was $4,550,388.

On December 30, 2015, we completed a convertible secured debenture (secured by general security of our assets) and warrant financing of $2,040,000 ($1,075,000 from directors of our company) (see Note 12 of the footnotes to the Financial Statements) through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common share purchase warrants, vesting in 1/3 increments with 1/3 vested in one year, 1/3 to be vested in two years and 1/3 to be vested in three years and having an exercise price of $0.01 per share (see Note 10 of the footnotes to the Financial Statements). The units were sold at $1.00 per unit.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have experienced negative cash flows from operations since inception and have incurred a deficit of $27,960,756 through May 31, 2017.

As of May 31, 2017, we had a working capital deficit of $654,186. During the year ended May 31, 2017, net cash used in operating activities was $2,614,675. We expect to have similar cash needs for the next twelve months. At the present time, we do not have sufficient funds to fund our operations over the next twelve months.

Implementation of our business plan will require additional debt or equity financing and there can be no assurance that additional financing can be obtained on acceptable terms. We have realized limited revenues to cover its operating costs. As such, we have incurred an operating loss since inception. This and other factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required, and ultimately to attain profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are pursuing a number of different financing opportunities in order to execute its business plan. These include, secured convertible debt arrangements, and common share equity financings. During the year ended May 31, 2017, we raised $2,488,576 net of repayments primarily from directors, expected to be subscribed into long term secured convertible debentures.

There can be no assurance that the raising of future equity or debt will be successful or that our anticipated financing will be available in the future, at terms satisfactory to our company. Failure to achieve financing at satisfactory terms and sufficient amounts could have a materially adverse effect on our ability to continue as a going concern. If we cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of May 31, 2017 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of the our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of May 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of May 31, 2017, the period covered by this Annual Report on Form 10-K, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of May 31, 2017, our internal control over financial reporting was effective.

(b) Changes In Internal Control Over Financial Reporting

During the year ended May 31, 2017, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

Ed Karthaus	58	Chief Executive Officer and Director

Craig McCannell	40	Chief Financial Officer

Anthony R. Pearlman	55	Chief Technology Officer

David Berry	52	Director

C. Kent Jespersen	71	Chairman of the Board and Director

Carrie Stone	60	Director

Tracie Crook	52	Director

David Fleck	57	Director

Luis Vazquez Senties	69	Director

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

Craig McCannell, Chief Financial Officer. Mr. McCannell, 40, is the Chief Financial Officer of Yappn Corp. and the former CFO of Intertainment Media Inc. from July 2013 to November 2016 and the Director of Finance of Intertainment Media, Inc. from January 2012 to July 2013. Mr. McCannell served as an account executive for Robert Half Management Resources in 2011 and previously as a Senior Manager in the Assurance practice for Ernst & Young LLP as part of an 11 year tenure.

Anthony R. Pearlman, Chief Technology Officer. Mr. Pearlman, 55, is a seasoned technology expert with over 25 years of experience providing high-tech services and solutions including all facets of technology and business development, combined with an extensive relationship network and global technology market knowledge to Government, Public, and Private Organizations. Mr. Pearlman was the President of Enghouse Systems Limited (TSX: ESL) for six years, where he was responsible for the operational management of a global software development company serving the needs of multiple verticals with a diversified offering of enterprise software and service solutions. Prior to working for Enghouse, Mr. Pearlman was the CIO for Valu-net Corporation for six years and was responsible for the operational management of one of the first leading edge eCommerce development companies in North America.

Steven Taylor, Former Chief Sales Officer, Mr. Taylor, 48 has over 23 years of experience in driving profitable growth in Advertising, Digital Media and Software as a Service (SaaS). Prior to joining Yappn, Mr. Taylor was the CEO of Resolver Inc. from 2002 until 2015 when the company was sold to Klass Capital. During his tenure at Resolver, Mr. Taylor oversaw all aspects of the business including Sales, Marketing, Technology, M&A, Finance and Investor Relations. Prior to Resolver, Mr. Taylor was an instrumental part of Cyberplex’s growth in revenue from $1 Million to almost $40 Million over a five-year period. He speaks extensively at conferences on various topics including growing SaaS businesses, corporate governance and the translation technology solutions and industry. Mr. Taylor resigned from his position as Yappn’s Chief Sales Officer on July 13, 2017.

David Berry, Director. David Berry, 52 obtained a BSc honours in mathematics from Queen’s University, an MBA in Finance and Accounting from Rotman School of Management as well as a CFA and a CA. After leaving Ernst & Young LLP in 1995, David moved to Scotia McLeod. He ran the preferred share department from 1997 – 2005 and built it from a department that made virtually no money and had very little market share to the biggest profit center at Scotia Bank and a market share of 70%, numbers never seen before in Canada. He became the highest paid trader on Bay Street for this period. Since leaving Scotia he has been managing his personal portfolio, a portion of which he uses in a merchant bank type capacity financing companies that have great potential but have poor means to finance.

C. Kent Jespersen, Chairman. Kent Jespersen, 71, has extensive and diverse international experience in government, business, and executive leadership. He has diverse governance experience in a number of industries. He has held numerous leadership positions in national and international non-profit organizations. Mr. Jespersen is also a Chairman and Director of Seven Generations Ltd. and Chairman and Director of Iskander Energy Corp. Mr. Jespersen holds a Bachelor of Science in Education and a Master of Science in Education from the University of Oregon.

Carrie Stone, Director. Carrie Stone, 60, is President of cStone & Associates, an international executive search firm, performing senior executive and board assignments since 2003. She advises companies and boards on complex business issues and strategies for talent acquisition, pay for performance, transition, and succession planning. Ms. Stone served as a venture partner with Enterprise Partners Venture Capital, a $1.1B venture fund investing in disruptive technologies and biotechnology. Prior CEO leadership and senior executive experience includes building high growth consumer products and retail business with the Walt Disney Company and JCrew. Ms. Sone is a member of the corporate directors forum, serving on the director of the year nominating committee. Ms. Stone was named to the Agenda Compensation 100, identifying the 100 top candidates to serve on compensation committees. Ms. Stone co-founded the San Diego Women Corporate Directors Chapter in 2013. She serves on the Executive Committee. She is an 18 year Member of Young Presidents’ Organization/World President’s Organization including serving on the International Board Of Directors, International Forum Committee Chair, Compensation And Diversity Committees, and, Committee Leadership of 8 Global Leadership Conferences. Ms. Stone Holds a B.S. From the University Of Vermont, attended Stanford University Law School Director’s College, and Harvard Business School’s Executive Education, Compensation Committees.

David Fleck, Director. Mr. Fleck, 57, has had a 27 year career in the financial services industry starting as an investment banker with Merrill Lynch Canada in 1986. In 1989 he joined the Institutional Equity team at Burns Fry Ltd. and remained with the firm after it was bought out by the Bank of Montreal in 1994. A few years later he became Global Co-Head of the Equity Group at the bank. In 2008, David retired from BMO Capital Markets and started an interesting career path in the midst of a global financial crisis. In 2009 he became president of an international quantitatively based money manager called Mapleridge Capital. In 2011 he accepted the position of President and CEO of Macquarie Capital Markets Canada, a full service capital markets business. David is currently a partner at Delaney Capital Management, a Canadian based money management firm with approximately $2 billion in assets under management. David is a board member of Alamos Gold Inc. as well as Kew Media Group Inc. and has served as a director of a number of Canadian based charities. He is currently Vice-Chair of Soulpepper Theatre Company and a board member of the Art Gallery of Ontario Foundation. He received his MBA from INSEAD and recently completed the Institute of Corporate Directors program at the Rotman School of Management.

Luis Vazquez-Senties, Director, Mr. Vazquez-Senties, 69, Luis is the founder and Chairman of the Board of Directors of Diavaz since 1982 to date. Diavaz is a 100% Mexican business partnership made up by several basic business units jointly created through strategic and business alliances. The activities of DIAVAZ are related to the Mexican energy industry, ranging from oil and gas exploration and production, its process, transportation, storage until its final consumption. He has been and still is an advisor of several national and international companies, all of them related to the energy industry. Luis Vázquez actively participates in a wide variety of Chambers, Associations, as well as Professional and Entrepreneurial Organizations. Eng. Vázquez is former president and current member of Mexico´s Chapter of the World Energy Council, as well as of the Mexican Natural Gas Association. Luis Vázquez is a chemical engineer; he graduated from Ryerson University in Toronto, Canada.

Tracie Crook, Director. Tracie Crook, 52, is the Chief Operating Officer of McCarthy Tétrault LLP. Prior to that she was President and CEO of the ResMor Trust Company, a federally regulated mortgage provider, Director of Business Management for the TSX Group and Director of Management and Outsourcing with Sprint Canada. A Certified Director, Tracie currently sits on the advisory board of Intapp Inc., Women of Influence, and a former Board member of the Ontario Public Service Employees’ Union, the Housing Services Inc., and the GMAC Residential Funding of Canada Limited and The Fraser Institute. Ms. Crook holds a Master of Science from Central Michigan University, a Bachelor of Business Administration from Ferris State University and has taken executive courses at Harvard Business School, the Massachusetts Institute of Technology (MIT) and Queen’s University.

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

Our Board of Directors held 5 formal meetings during the year ended May 31, 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the year ended May 31, 2017, we believe that all applicable Section 16(a) filing requirements were met on a timely basis.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Yappn Corp during the year ended May 31, 2017, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer whose total compensation exceeded $100,000 at any time during 2017. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the years ended May 31, 2017 and May 31, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals (1) ($)
Ed Karthaus, CEO	2017	170,139	0	0	233,880	0	0	11,343	415,362
	2016	47,633	0	0	193,006	0	0	3,176	243,815

Anthony R. Pearlman, CTO	2017	160,000	0	0	125,306	0	0	12,000	297,306
	2016	66,667	0	0	131,041	0	0	5,000	202,708

Steven Tylor, CSO(2)	2017	136,111	0	0	116,940	0	0	5,444	258,495
	2016	27,425	0	0	96,503	0	0	1,097	125,025

Craig McCannell, CFO	2017	160,000	0	0	125,306	0	0	12,000	297,306
	2016	160,000	0	0	131,041	0	0	12,000	303,041

(1)	The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind related to the “Option Awards”. Rather these values represent the calculated Binomial lattice model theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

(2)	Resigned position on July 13, 2017

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

On March 21, 2016, we entered into an employment agreement with Steve Taylor, our CSO, which has an indefinite term. Under the terms of this agreement, Mr. Taylor will continue to serve as our Chief Sales Officer. Mr. Taylor will receive a base salary of $180,000 CAD per year in the first year of the agreement, subject to future increases in base salary as well as options that vest over time. Mr. Taylor will be entitled to certain bonus payments based on the revenue of the Company and standard expense reimbursements and benefits. Mr. Taylor resigned from his position as Yappn’s Chief Sales Officer on July 13, 2017.

Outstanding Equity Awards as of May 31, 2017

Outstanding stock options granted to Named Executive Officers (“NEO’s”) and Directors as at May 31, 2017 are as follows:

	Option Awards
Name	No. of Securities Underlying Unexercised Options Exercisable (#)	No. of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Edward Karthaus	1,500,000	1,500,000	$0.25	March 21, 2021
Craig McCannell	60,000	-	$0.25	August 14, 2019
Craig McCannell	100,000	-	$0.25	March 2, 2020
Craig McCannell	750,000	750,000	$0.25	March 21, 2021
David Berry	112,500	337,500	$0.25	August 25, 2021
C. Kent Jespersen	225,000	675,000	$0.25	August 25, 2021
Carrie Stone	125,000	375,000	$0.25	August 25, 2021
Tracie Crook	112,500	337,500	$0.25	August 25, 2021
David Fleck	112,500	337,500	$0.25	August 25, 2021
Luis Vazquez-Senties	112,500	337,500	$0.25	August 25, 2021

The Company has no stock appreciation rights.

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None.

Non-Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Compensation of Directors

Directors who provide services to the Company in other capacities have been previously reported under “Summary Compensation”. The following table summarizes compensation paid to or earned by our directors who are not Named Executive Officers for their service as directors of our company during the fiscal year ended May 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total (1) ($)
David Berry	0	0	52,135	0	0	0	52,135
C. Kent Jespersen	0	0	104,269	0	0	0	104,269
Carrie Stone	0	0	57,927	0	0	0	57,927
Tracie Crook	0	0	52,135	0	0	0	52,135
David Fleck	0	0	52,135	0	0	0	52,135
Luis Vazquez Senties	0	0	52,135	0	0	0	52,135

(1)	The values in the “Option Awards” and included within the “Total” columns above do not represent a cash payment of any kind. Rather these values represent the calculated Binomial lattice model theoretical value of granted options. It is important to note that these granted options may or may not ever be exercised. Whether granted options are exercised or not will be based primarily, but not singularly, on the Company’s future stock price and whether the granted options become “in-the-money”. If these granted options are unexercised and expire, the cash value or benefit to the above noted individuals is $nil.

On March 21, 2016, the Board of Directors passed a resolution for a contingent common stock award in line with the metrics used in the CEO’s targets for additional bonus compensation. The award would see the members of the Board of Directors as well as the Advisory Board receive common shares for the Company reaching revenue milestones. Per the resolution, 500,000 common shares for each member of the Board of Directors and 250,000 for each Advisory Board member would be issued when the following milestones are met: (i) $3.5 million in new revenue generated and realized within 12 months of the start date of the CEO which was February 22, 2016 and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date; or (ii) $5 million of new revenue generated and realized within 24 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date. As of February 22, 2017 (the 12 months since the CEO start date of February 22, 2016), milestone in (i) was not met.

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity.

Since our incorporation on November 3, 2010 and until May 31, 2017, we have not paid any cash compensation to our Directors in consideration for their services rendered to our Company in their capacity as such. Directors have been granted stock options and the contingent stock award noted above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of July 21, 2017 regarding the beneficial ownership of our common stock, based on an aggregate of 63,215,740 shares of common stock consisting of (a) 49,277,248 shares of common stock issued and outstanding and (b) 13,938,492 issuable upon the conversion of securities, by (i) each executive officer and director; (ii) all of our executive officers and directors as a group; and (iii) each person or entity who, to our knowledge, owns more than 5% of our common stock.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
5% Owners
ITF Mizrahi (128 Hazelton) Inc. (2)	8,954,934	14.17%
Array Capital Corporation (3)	5,268,076	8.33%
2541843 Ontario Inc. (4)	4,812,500	7.61%
Relouw Family 2004 Discretionary Trust (5)	3,572,543	5.65%

Officers and Directors
Edward Karthaus (6)	1,500,000	2.37%
Anthony R. Pearlman (7)	910,000	1.44%
Craig McCannell (8)	910,000	1.44%
Luis Vazquez-Senties (9)	7,640,193	12.09%
C. Kent Jespersen (10)	1,518,200	2.40%
David Berry (11)	858,354	1.36%
Carrie Stone (12)	516,667	0.82%
Tracie Crook (13)	315,000	0.50%
David Fleck (14)	1,561,632	2.47%

All executive officers and directors as a group (ten persons) (15)	15,730,046	24.88%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days July 21, 2017. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of July 21, 2017 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of 8,954,934 shares of common stock held by ITF Mizrahi (128 Hazelton) Inc. ITF Mizrahi (128 Hazelton) Inc. is controlled by Sam Mizrahi and has an address of 320 Bay Street Suite 1600 Toronto Ontario M5H 4A6

(3)	Consists of 4,601,409 shares of common stock and 666,667 beneficially owned shares of common stock underlying convertible securities held by Array Capital Corporation. Array Capital Corporation is controlled by Benny Lau and has an address of 1370 Don Mills Road, Suite 300, Toronto Ontario M3B 3N7

(4)	Consists of 4,812,500 shares of common stock held by 2541843 Ontario Inc. 2541843 Ontario Inc. is controlled by S. Wayne Parsons and has an address of 4575 Blakie Road, London Ontario N6L 1P8

(5)	Consists of 3,572,543 shares of common stock held by Relouw Family 2004 Discretionary Trust. Relouw Family 2004 Discretionary Trust is controlled by Anthony Relouw and has an address of c/o Exacon Inc. 254 Thames Road East, Exeter Ontario, N0M 1S3

(6)	Consists solely of beneficially owned shares of common stock underlying convertible securities.

(7)	Consists solely of beneficially owned shares of common stock underlying convertible securities.

(8)	Consists solely of beneficially owned shares of common stock underlying convertible securities.

(9)	Consists of 800,000 shares of common stock and 6,840,193 beneficially owned shares of common stock underlying convertible securities.

(10)	Consists of 768,200 shares of common stock and 750,000 beneficially owned shares of common stock underlying convertible securities

(11)	Consists of 450,021 shares of common stock and 408,333 beneficially owned shares of common stock underlying convertible securities.

(12)	Consists of 200,000 shares of common stock and 316,667 beneficially owned shares of common stock underlying convertible securities.

(13)	Consists of 40,000 shares of common stock and 275,000 beneficially owned shares of common stock underlying convertible securities

(14)	Consists of 200,000 shares of common stock and 1,361,632 beneficially owned shares of common stock underlying convertible securities.

(15)	Consists of an aggregate of 2,685,321 shares of common stock and 13,271,825 beneficially owned shares of common stock underlying convertible securities.

Description of Securities

In March 2013, we filed an amended and restated certificate of incorporation to increase the Company’s authorized capital stock to 200,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value $0.0001 per share

On December 31, 2014, we filed an amended and restated certificate of incorporation to increase the Company’s authorized number of common shares to 400,000,000 shares of common stock, par value $0.0001 per share.

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

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are fully paid and not liable to further calls or assessment by the Company.

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

As of July 27, 2017, we have no Series A Convertible Preferred Stock issued and outstanding.

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

Item 14. Principal Accounting Fees and Services.

Fees paid to the Company’s current principal accountant, MNP, LLP, were as follows:

	Year Ended	Year Ended
	May 31,	May 31,
	2017	2016
Audit fees (1)	$53,500	64,200
Audit related fees (2)	$55,105	67,677
Tax fees (3)	$22,836	3,852
All other fees (4)	$-	-

(1)	Audit Fees

The aggregate fees billed by our principal accountant, MNP, LLP, for the May 31, 2017 and May 31, 2016 audit of our annual financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended May 31, 2017 and May 31, 2016.

(2)	Audit-Related Fees

The aggregate fees billed by our principal accountants for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended May 31, 2017 and May 31, 2016.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, tax planning and tax preparation for the fiscal years ended May 31, 2017 and May 31, 2016.

(4)	All Other Fees

The aggregate fees billed for products and services provided by our principal accountants for the fiscal years ended May 31, 2017 and May 31, 2016, other than for audit fees and tax fees.

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

YEAR ENDED MAY 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yappn Corp.,

We have audited the accompanying consolidated balance sheets of Yappn Corp. (the "Company") as of May 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended. Yappn Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yappn Corp. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants Licensed Public Accountants

Mississauga, Ontario July 27, 2017

YAPPN CORP.

CONSOLIDATED BALANCE SHEETS

	Note	As of May 31, 2017	As of May 31, 2016
Assets
Current assets:
Cash		$441,168	$448,575
Accounts receivable	3	8,078	29,244
Note receivable	3	-	1,123,289
Prepaid expenses		61,528	113,262
Total current assets		510,774	1,714,370

Equipment, net		8,978	14,632
Intangible assets	4	3,609,055	4,676,221
Total Assets		$4,128,807	$6,405,223

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable		$379,796	$533,030
Accrued expenses		173,453	430,754
Short term accrued interest		168,700	409,280
Accrued development and related expenses - related party	12	-	16,654
Short term loans	5	88,011	284,451
Convertible promissory notes and debentures	7	355,000	2,454,824
Total current liabilities		1,164,960	4,128,993

Other liabilities:
Long term accrued interest	6,8	1,469,776	577,231
Long term loans	8	2,226,348	-
Long term secured debentures	6	4,550,388	4,550,388
Convertible secured debentures	8	615,585	375,279
Total Liabilities		10,027,057	9,631,891

Stockholders' Deficit
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized:
Series 'A' Convertible, 10,000,000 shares authorized; nil shares issued and outstanding	10	-	-
Common stock, par value $.0001 per share, 400,000,000 shares authorized 49,277,248 issued and outstanding (May 31, 2016 – 30,081,163)	9	17,019	15,100
Common stock, par value $.0001 per share, 1,300,818 shares subscribed not issued (May 31, 2016 – 20,308,890)	9	180,793	3,068,945
Additional paid-in capital		21,864,694	15,353,712
Deficit		(27,960,756)	(21,664,425)
Total Stockholders' Deficit		(5,898,250)	(3,226,668)
Total Liabilities And Stockholders' Deficit		$4,128,807	$6,405,223

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the year ended May 31
	Note	2017	2016

Revenues		$356,409	$981,960

Cost of revenue		144,480	173,254

Gross profit		211,929	808,706

Operating expenses:
Marketing		17,829	236,083
Research and development expenses	12	650,287	407,547
General and administrative expenses	12	1,501,355	1,637,039
Professional fees		176,573	477,883
Consulting		232,370	1,392,165
Depreciation		7,863	409
Amortization	4	1,063,074	747,830
Stock-based compensation	11	1,355,318	1,164,887
Total operating expenses		5,004,669	6,063,843

Loss from operations		(4,792,740)	(5,255,137)

Other expense (income):
Interest expense		1,078,536	894,467
Financing expense on issuance of convertible promissory notes and common stock		-	632,250
Change in fair value of convertible debentures and notes		527,829	(209,995)
Prepayment fees on variable conversion rate notes		-	306,140
Miscellaneous expense		48,026	23,574
Gain on debt settlement	3	(1,119,089)	-
Impairment on note receivable	3	968,289	-
Total other expense		1,503,591	1,646,436

Net loss before income taxes		(6,296,331)	(6,901,573)

Provision for income taxes	13	-	-

Net loss and comprehensive loss for the year		$(6,296,331)	$(6,901,573)

Net loss per weighted-average shares of common stock – basic and diluted		$(0.16)	$(0.32)

Weighted-average number of shares of common stock issued and outstanding – basic and diluted		38,724,476	21,299,698

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended May 31, 2017 and 2016

	Common				Additional
	Shares Outstanding	Amount	Subscribed Shares	Subscribed Amounts	Paid-in Capital	Accumulated Deficit	Total

Balance – May 31, 2015	13,422,814	13,423	99,344	124,567	7,981,579	(14,762,852)	(6,643,283)
Stock-based compensation	-	-	-	-	1,164,887	-	1,164,887
Stock issued on exercise of warrants	11,667	12	-	-	(12)	-	-
Issuance of common stock for purchase technology	12,998,682	1,300	-	-	1,805,308	-	1,806,608
Stock to be issued for purchase of technology	-	-	18,988,318	2,639,071	-	-	2,639,071
Issuance of warrants classified as equity	-	-	-	-	1,279,846	-	1,279,846
Warrants associated with a secured convertible debenture	-	-	-	-	1,700,052	-	1,700,052
Common stock associated with common stock and warrants financing	3,648,000	365	-	-	568,561	-	568,926
Warrants associated with common stock and warrant financing	-	-	-	-	343,074	-	343,074
Stock to be issued on conversion of debt	-	-	1,221,228	305,307	-	-	305,307
Beneficial conversion feature	-	-	-	-	510,417	-	510,417
Net loss for the year ended May 31, 2016	-	-	-	-	-	(6,901,573)	(6,901,573)
Balance – May 31, 2016	30,081,163	15,100	20,308,890	3,068,945	15,353,712	(21,664,425)	(3,226,668)
Stock-based compensation	-	-	-	-	1,305,318	-	1,305,318
Issuance of warrants classified as equity	-	-	-	-	89,287	-	89,287
Common stock associated with common stock and warrants financing	1,780,000	178	-	-	253,456	-	253,634
Warrants associated with common stock and warrants financing	-	-	-	-	191,366	-	191,366
Stock issued on conversion of debt	8,227,822	823	-	-	2,064,007	-	2,064,830
Stock to be issued for debenture conversion	-	-	(1,221,228)	(305,307)	-	-	(305,307)
Stock to be issued under prior obligation	113,329	11	(99,344)	(124,567)	120,177	-	(4,379)
Stock issued to settle prior obligation	120,000	12	-	-	29,988	-	30,000
Previous stock obligations now issuable in warrants	-	-	(1,579,162)	(219,478)	219,478	-	-
Previous stock obligations settled through issuance of warrants	-	-	(16,108,338)	(2,238,800)	2,238,800	-	-
Stock issued on exercise of warrants	8,954,934	895	-	-	(895)	-	-
Net loss for the year ended May 31, 2017	-	-	-	-	-	(6,296,331)	(6,296,331)
Balance – May 31, 2017	49,277,248	17,019	1,300,818	180,793	21,864,694	(27,960,756)	(5,898,250)

The accompanying notes are an integral part of these consolidated financial statements.

  YAPPN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended May 31, 2017	For the year ended May 31, 2016
Cash Flows From Operating Activities:
Net loss and comprehensive loss	$(6,296,331)	$(6,901,573)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,863	409
Amortization	1,063,074	747,830
Stock-based compensation	1,355,318	1,164,887
Change in fair value of convertible debentures and notes	527,829	(209,995)
Financing expense on issuance of convertible promissory notes, and common stock	-	632,250
Debenture issuance for consulting services	-	200,000
Warrants issued for consulting services	-	721,200
Impairment of note receivable	968,289	-
Gain on debt settlement	(1,119,089)	-
Unrealized foreign exchange and miscellaneous write-offs	49,290	63,847
Changes in operating assets and liabilities:
Accounts receivable	21,166	1,414,765
Note receivable	-	(1,123,289)
Prepaid expenses	51,734	(107,194)
Accounts payable and accrued expenses	772,836	1,066,719
Accrued development and related expense - related party	(16,654)	(452,112)
Deferred revenue	-	(12,500)
Net Cash Used In Operating Activities	(2,614,675)	(2,794,756)

Cash Flows From/(Used in) Investing Activities:
Expenditure on patents	(34,097)	(21,506)
Capital expenditures	(2,211)	(13,785)
Proceeds from note receivable	155,000	-
Net Cash From/(Used in) Investing Activities	118,692	(35,291)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes and debentures	-	90,750
Repayment of convertible promissory notes and debentures	-	(883,564)
Proceeds from line of credit, net	-	(1,092,025)
Proceeds from secured debentures	-	2,096,652
Proceeds from secured convertible debentures	-	2,210,468
Repayments of short term loans	(32,772)	(175,155)
Proceeds from short term loans	-	100,000
Proceeds from long term loans	2,226,348	-
Proceeds from common stock private placement	295,000	912,000
Net Cash Provided by Financing Activities	2,488,576	3,259,126

Net (decrease)/increase in cash	(7,407)	429,079
Cash, beginning of year	448,575	19,496
Cash, end of year	$441,168	$448,575

Supplemental Disclosure of Cash Flow Information

Non Cash Investing and Financing Activities Information:
Common stock issued on exercise of warrants	$1,337,392	$37,100
Conversion of short term loan	$100,000	$-
Conversion of short term loan and line of credit into secured debentures	$-	$589,773
Common stock issued for acquisition of technology	$-	$1,806,608
Common stock to be issued for acquisition of technology	$-	$2,639,071
Common stock issued for fiscal 2016 private placement	$-	$568,561
Common stock issued for fiscal 2017 private placement	$253,456	$-
Common stock to be issued for conversion of debt	$-	$305,307
Common stock issued for conversion of debt	$2,064,007	$-
Common stock issued for prior S1 obligation	$124,567	$-
Private placement of units in settlement of payables	$50,000	$-
Cash paid during the year for interest	$15,000	$77,941

The accompanying notes are an integral part of these consolidated financial statements.

YAPPN CORP.

Notes to Consolidated Financial Statements

May 31, 2017

All references to “dollars”, “$” or “US$” are to United States dollars and all references to “Canadian” are to Canadian dollars. United States dollar equivalents of Canadian dollar figures are based on the exchange rate as reported by the Bank of Canada on the applicable date.

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Yappn Corp., formerly “Plesk Corp.”, (the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2010. The business plan of the Company is to provide effective unique and proprietary tools and services that create dynamic solutions that enhance language translation quality. The Company has offices in the United States and Canada. In March 2013, the Company acquired a concept and technology license from Intertainment Media Inc., a Canadian company. On September 15, 2015, the Company closed the acquisition of Ortsbo Inc.’s (a subsidiary of Intertainment Media Inc.) intellectual property to allow the Company full ownership of the acquired technology as opposed to having a license to use this technology. The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Intangible Assets

Intangible assets consist of acquired technology, and patents, acquired from a related party and were accordingly recorded at the cost as recorded in the records of the related party at the time of acquisition (Note 4). The Company amortizes acquired technology over its estimated useful life, considered to be 5 years, on a straight-line basis. Patents are amortized commencing at the receipt of approval from the applicable jurisdiction as an issued patent or from the date of acquisition of issued patents. Should the patent process be unsuccessful, the entire amount relating to the pending patent is expensed in the period this is determined. The Company continually evaluates the remaining estimated useful life of its intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible Asset Impairment

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there was no impairment in their carrying amounts at May 31, 2017.

Revenue Recognition

The Company recognizes revenues when completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions and collection of any related receivable is reasonably assured. All of the Company’s current revenues are classified as services. Services are billed on a time and materials basis and are recognized as revenue as services are rendered at the time of billing which is typically a bi-weekly or monthly basis.

Cost of Revenue

The cost of revenue consists primarily of expenses associated with the delivery and distribution of services. These include expenses related to the operation of data centers, salaries, benefits and customer project based costs for certain personnel in the Company’s operations.

Marketing, Advertising and Promotion Costs

Advertising and marketing costs are expensed as incurred and totaled $17,829 and $236,083 for the years ended May 31, 2017 and May 31, 2016.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2017, the Company had outstanding warrants to purchase an additional 47,846,633 shares of common stock (Note 10) at a per share exercise price ranging from $0.01 to $2.20, 13,205,000 stock options (Note 11) with an exercise price of $0.25 to $1.00, and convertible notes and debentures that are convertible into 9,146,872 shares of common stock at the option of the holder based on the value of the debt host at the time of conversion with exercise prices ranging from $0.25 to $1.50. All of these issuances have a dilutive effect on earnings per share when the exercise price is lower than Yappn’s quoted market price and when the Company has net income for the period.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of ASC 740, “Accounting for Income Tax”. It prescribes a recognition threshold and measurement attributes for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States and Canada. All of the Company’s tax years since inception remain subject to examination by Federal, Provincial, and State jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the consolidated statements of operations and comprehensive loss. There have been no penalties or interest related to unrecognized tax benefits reflected in the consolidated statements of operations and comprehensive loss for the years ended May 31, 2017 and May 31, 2016.

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

As of May 31, 2017 and May 31, 2016, the carrying value of cash, accounts receivable, note receivable, accounts payable, accrued expenses, short term loans, accrued development and related expenses, and accrued interest approximated fair value due to the short-term nature of these instruments.

Fair Value of Derivative Instruments, and Warrants

The Company issued five year common stock purchase warrants as part of subscription agreements that included convertible promissory notes, debentures and line of credit, some of which had price protection provisions that expired after twelve months. Upon expiration of the price protection, the instruments were treated as equity instruments.

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

When applicable, the instruments are measured at fair value using a binomial lattice valuation methodology and are included in the consolidated balance sheets as financial liabilities. Both unrealized and realized gains and losses related to these liabilities are recorded based on the changes in the fair values and are reflected as a change in fair value on the consolidated statements of operations and comprehensive loss.

Fair Value of Convertible Debentures with Attached Common Stock Purchase Warrants

The Company has issued secured convertible debentures that are convertible into common stock along with common stock purchase warrants as part of the subscription agreements. The Company allocates value between the debt, common stock purchase warrants, and a beneficial conversion feature, if applicable. The Company determines a fair value for each component being the debt and common stock purchase warrants and then uses the relative fair value method to allocate value to these components. The present value method was used to determine the fair values of the debt and the binomial tree option pricing model was used to determine the fair value of the common stock purchase warrants. A convertible debenture instrument includes a beneficial conversion feature when the effective conversion price is less than the Company’s market price of common stock on the commitment date. The difference between the fair value and face value of the debentures is accreted up to face value over the term to maturity using the effective interest method. Any unrealized and realized gains and losses related to the convertible promissory notes and debentures are recorded based on the changes in the fair values and are reflected as change in fair value of convertible debentures and notes on the consolidated statements of operations and comprehensive loss.

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

The Company’s significant estimates include useful life of intangible assets, impairment of intangible assets, fair value of financial instruments including the underlying assumptions to estimate the fair value of secured convertible promissory notes and debentures and the valuation allowance of deferred tax assets.

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

On August 27, 2014 the FASB issued a new financial accounting standard on going concern, Update 2014-15, “Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. As a result of the adoption of this new standard there were no changes required to the Company’s Going Concern disclosures

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivatives feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods beginning after December 15, 2016. As a result of the adoption of this new standard there were no changes required in the Company’s financial statements related to Hybrid Financial instruments.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since inception and has incurred a deficit of $27,960,756 through May 31, 2017.

As of May 31, 2017, the Company had a working capital deficit of $654,186. During the year ended May 31, 2017, net cash used in operating activities was $2,614,675. The Company expects to have similar cash needs for the next twelve months. At the present time, the Company does not have sufficient funds to fund operations over the next twelve months.

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

The Company is pursuing a number of different financing opportunities in order to execute its business plan. These include, secured convertible debt arrangements and common share equity financings. During the year ended May 31, 2017, the Company raised $2,488,576 net of repayments primarily from Directors, expected to be subscribed into long term secured convertible debentures.

There can be no assurance that the raising of future equity or debt will be successful or that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve financing at satisfactory terms and sufficient amounts could have a materially adverse effect on the Company’s ability to continue as a going concern. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

3. Concentration of Credit Risk and Note Receivable

All of the Company’s revenues are attributed to a small number of customers. Three customers comprised 83% of the Company’s revenue for the year ended May 31, 2017. Our former largest customer comprises 0% of the revenue recorded for the year ended May 31, 2017 and had comprised 83% of the revenue for the year ended May 31, 2016. One client (the “Client”) comprised 25% of revenue recorded for the year ended May 31, 2017. Due to the long period without payment, the Company determined the revenue recognition criteria starting at the beginning of the Company’s second quarter of fiscal 2016 for Digital Widget Factory (Belize) (“DWF”) was not met.

Effective February 29, 2016, Digital Widget Factory (Belize) (“DWF”) sold the technology platform, partially developed by Yappn, in conjunction with DWF’s principals, to the Client in exchange for common shares of that client. As part of the transaction, DWF received ownership and rights to 24 million common shares of that Client for a large minority shareholder position of the Client (the “Client Transaction”). During the fourth quarter of fiscal 2016, the Company executed a promissory note from DWF for the outstanding value of the billings of $2,125,000. The promissory note was secured by DWF’s Client stock holdings in the amount of 2,250,000 restricted common shares, which at the market value at the time of execution significantly exceeded the value of the promissory note. The note receivable included monthly payments of differing amounts with the final payment scheduled by November 30, 2016. Additionally, the Company received stock options for the purchase of shares of common stock of the Client from DWF which expired on November 30, 2016.

The Company has not received any payments from DWF during the second, third, and fourth quarter of fiscal 2017, and the promissory note final payment date was contracted to be fully paid by November 30, 2016. During the second quarter of fiscal 2017, as at November 30, 2016, management recorded a full impairment on the remaining $968,289 recorded in its consolidated financial statements.

In early 2017, a dispute arose between the Client and DWF over the terms in the asset purchase agreement. The parties agreed to unwind the original transaction. DWF regained title to the assets developed by Yappn and DWF in addition to the additional enhancements while under the Client’s control. The Client’s publicly traded stock was cease traded by the regulators (although subsequently resumed trading) and the original security of the Client shares between DWF and the Client securing the DWF note receivable was, at that time, unmarketable.

On February 28, 2017, management reached a resolution with DWF stakeholders. Yappn agreed to reduce its stake in the DWF assets to $800,000 which will be in the form of a new investment in DWF with the specific terms to be determined. This reduced position in DWF’s assets is in exchange for DWF stakeholders forgiving all unsecured debentures, secured debenture, term debt, and related interest that were obligations of Yappn. More specifically, the Company settled $305,000 of unsecured convertible debentures and accrued interest of $91,408, $250,000 of unsecured convertible debentures and accrued interest of $43,613, $65,228 of unsecured term loans and related interest of $16,512 (Note 5), and $200,000 of secured convertible debentures and accrued interest of $20,000 issued to a consultant (Note 8). In addition to the above, the Company has negotiated its release from various past consulting obligations. The Series A, B, and D common stock purchase warrants were repriced to $0.25 from $1.00, $2.00, and $2.20 respectively and extended an additional one year to expire in 2020.

Due to the uncertainty of ultimate collectability, the Company will not record any value for the $800,000 investment in DWF until cash collection is reasonably assured or a liquid market with quoted market prices exist to allow realization from a sale of the investment.

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

During the second quarter of fiscal 2016, from the share issuance obligations from the purchase of the Ortsbo intellectual property assets, 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued. During the fourth quarter of fiscal 2017, as a result of an agreement between Winterberry Investments Inc. and its investors, the Company issued 16,320,903 common stock purchase warrants (with an exercise price of $0.01 per common share) with an additional 1,600,000 common stock purchase warrants to be issued in settlement of the previous obligation of 17,687,500 shares to be issued to Winterberry Investments Inc. As at the filing date, the 1,300,818 shares at a value of $180,793 remain reserved but not issued and subject to issuance based on the instructions from the recipients.

Intangible Assets	Technology	Pending Patents	Issued Patents	Total
Balance on Acquisition - September 15, 2015	$5,278,773	$142,294	$-	$5,421,067
Additions	-	21,522	-	21,522
Amortization	(747,830)	-	-	(747,830)
Disposal	-	(18,538)	-	(18,538)
Balance, May 31, 2016	$4,530,943	$145,278	$-	$4,676,221
Additions	-	34,097	-	34,097
Reclassification	-	(61,879)	61,879	-
Amortization	(1,055,760)	-	(7,314)	(1,063,074)
Disposal	-	(38,189)	-	(38,189)
Balance, May 31, 2017	$3,475,183	$79,307	$54,565	$3,609,055

5. Short Term Loans

The Company has a past due term loan originated on April 1, 2014 with an interest rate of 1% per month. The Company repaid $15,483 (Canadian $20,000) during the first quarter of fiscal 2017. As at May 31, 2017, the loan had a value of $88,011 ($118,815 Canadian).

The Company had a past due term loan originated on January 7, 2014 with an interest rate of 1% per month. The Company repaid $13,899 (Canadian $18,125) during the first quarter of fiscal 2017. During the third quarter, the balance of the loan was settled with the debt holder as part of the DWF settlement (Note 3), leaving a value of $nil as at May 31, 2017.

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

The following is a summary of Short Term Loans:

Principal amounts	April 1, 2014 Term Loan	January 7, 2014 Term Loan	Other Loans	Total
Fair value at May 31, 2015	$152,545	$82,817	$556,566	$791,928
Borrowing during the first quarter	-	-	328,265	328,265
Borrowing during the second quarter	-	-	1,201,000	1,201,000
Borrowing during the third quarter	-	-	170,468	170,468
Borrowing during the fourth quarter	-	-	100,000	100,000
Fair value adjustments	(9,446)	(4,251)	(19,726)	(33,423)
Conversions	-	-	(1,832,768)	(1,832,768)
Repayments	(37,214)	-	(403,805)	(441,019)
Fair value at May 31, 2016	$105,885	$78,566	$100,000	$284,451
Fair value adjustments	(2,391)	(760)	-	(3,151)
Conversions	-	-	(100,000)	(100,000)
Repayments	(15,483)	(13,899)	-	(29,382)
Settlement	-	(63,907)	-	(63,907)
Fair value at May 31, 2017	$88,011	$-	$-	$88,011

6. Non-Convertible Secured Debentures

During fiscal 2016, Yappn closed a financing of secured debentures (secured by general security of the Company’s assets) in the amount of $4,550,388. The secured debentures carry an annual interest rate of 12% payable at maturity. Maturity was initially the earlier of the date proceeds are available from a public offering or December 31, 2015. During the third quarter of fiscal 2016, the holders of the Secured Debentures (the “Holders”) agreed to extend the maturity date of the Secured Debentures from December 31, 2015 to July 15, 2020 and were provided with the right to amend the Secured Debenture such that a Holder shall have the right to require the Company to satisfy the outstanding obligations underlying the Secured Debenture; provided, however, that at least two thirds (66.67%) of the Holders of the principal amount of secured debentures consent to a put of their Secured Debentures to the Company. The secured debentures balance as at May 31, 2017, was $4,550,388 (Note 12). Interest expense for the year ended May 31, 2017 was $546,045 ($467,206 for the year ended May 31, 2016) and the corresponding accrual is classified as long term interest since there is no requirement to pay interest until the maturity date of the secured debentures.

7. Unsecured Convertible Promissory Notes and Debentures

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

The convertible debentures due on January 29, 2016, February 27, 2016, and April 1, 2016 respectively were not repaid or converted into common shares of the Company by the maturity dates. Management made offers to the remaining debenture holders with either extension terms or conversion into common shares as the Company did not have the ability to repay these debtholders in cash. In fiscal 2016, $260,000 in principal value of debenture holders took the offer for additional investment and repricing of both common stock purchase warrants. During the year ended May 31, 2017, $299,000 in principal value of debenture holders converted to common stock at a rate of $0.25 per share with only the Series A Warrants repriced (Notes 9 and 10). The holders of $299,000 in principal converted had the right to an additional issuance of shares if the Company closed a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share which has expired as at May 31, 2017. In addition, on September 21, 2016, a debenture holder with a principal value of $100,000 agreed to extend the outstanding debenture to May 31, 2017 with no penalty interest from default date to May 31, 2017 in exchange for both Series A and B Warrants repriced to $0.35. The Company accounted for the extension as a debt modification as opposed to a debt extinguishment. On February 28, 2017, a debenture holder with $305,000 in principal forgave their debenture and accrued interest in exchange for amending terms for Series A and B Warrants to $0.25 from $1.50 and $2.00 each respectively as well as an extension of one year to the terms of the common stock purchase warrants in conjunction with the settlement of DWF (Note 3). Interest expense for the year ended May 31, 2017 was $99,214 ($101,881 for the year ended May 31, 2016).

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

The debentures matured 24 months from the issuance date and have an interest rate of 6% (with certain other penalties on overdue interest when debt is past due) per annum payable in arrears on the earlier of a default date or the maturity date. The debentures may be converted at any time after the original issuance date at the election of their holders, who may convert all or part of the outstanding and unpaid principal amount and accrued interest at a conversion price of $1.50 per share. The common stock purchase warrants may be exercised in whole or in part.

During the year ended May 31, 2017, $1,225,000 in principal value of debenture holders converted their outstanding debentures and accrued interest into common stock of the Company as well as received amendments to their common stock purchase warrants price of $0.25 (Notes 9 and 10). The holders of the $1,225,000 in principal converted had the right to an additional issuance of shares if the Company closed a financing below $0.25 per common share for a six month period to a floor of $0.20 per common share which has expired as at May 31, 2017. All remaining term and conditions are unchanged. On February 28, 2017, two debenture holders with $250,000 in principal forgave their debentures and accrued interest in exchange for amending terms for Series D warrants to $0.25 from $2.20 as well as an extension of one year to the terms of the common stock purchase warrants in conjunction with settlement of DWF (Note 3). Interest expense for the year ended May 31, 2017 was $42,127 ($91,731 for the year ended May 31, 2016).

The following is a summary of the unsecured convertible promissory notes and debentures as of May 31, 2017:

Principal amounts:	Convertible Promissory Notes and Debentures	Conversions	DWF Settlement	Total Outstanding Principal
Total Borrowings
Borrowing on January 29, 2014	$395,000	$(260,000)	-	$135,000
Borrowing on February 27, 2014	305,000	-	(305,000)	-
Borrowing on April 1, 2014	469,000	(299,000)	-	170,000
Borrowing on April 23, 2014	50,000	(50,000)	-	-
Borrowing on May 31, 2014	1,000,000	(1,000,000)	-	-
Borrowing on June 27, 2014	250,000	-	(250,000)	-
Borrowing on September 2, 2014	125,000	(125,000)	-	-
Borrowing on October 6, 2014	50,000	(50,000)	-	-
Borrowing on October 27, 2014	50,000	-	-	50,000
Total	$2,694,000	$(1,784,000)	$(555,000)	$355,000

Balance at May 31, 2015				$1,945,833
Fair value adjustment				768,991
Conversions				(260,000)
Balance at May 31, 2016				$2,454,824
Fair value adjustment				(20,824)
Conversions				(1,524,000)
Settlement				(555,000)
Balance at May 31, 2017				$355,000

8. Convertible Secured Debentures

On December 30, 2015, the Company completed a convertible secured debenture (secured by general security of the Company’s assets) and common stock purchase warrant financing of $2,040,000 ($1,075,000 from directors of the Company) (Note 12) through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common stock purchase warrants, vesting in 1/3 increments with 1/3 vested in one year, 1/3 to be vested in two years and 1/3 to be vested in three years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit.

Values were allocated for this private placement between the debt, common stock purchase warrants and the beneficial conversion feature. The valuation approach involved determining a fair value for the debt and common stock purchase warrants and then using the relative fair value method to allocate value to these components. Based on relative fair values, the present value method was used to determine the fair values of the debt and the binomial tree option pricing model was used to determine the fair value of the common stock purchase warrants. The value of the interest and principal payments of the debentures resulted in a value of $459,020 for the debentures and the binomial model resulted in a value for common stock purchase warrants for $1,580,980. The assumptions used for the binomial model are: Volatility 177%, expected life of five years, risk free interest rate of 1.80%, and dividend rate of 0%. Additionally, this convertible secured debenture instrument includes a beneficial conversion feature as the effective conversion price is less than the Company’s market price of common stock on the commitment date. The value of this beneficial conversion feature is $459,020. The resulting fair value of the debt is $nil, with $1,580,980 allocated to common stock purchase warrants (Note 10) and $459,020 to the beneficial conversion feature, both which are recorded as components of additional paid in capital.

On May 1, 2016, the Company closed a secured convertible debenture and common stock purchase warrant financing through conversion of a short term loan of $170,468 from a director of the Company (secured by general security of the Company’s assets) that was otherwise payable on demand in cash. The offering of units was by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common stock and (ii) ten (10) five year common stock purchase warrants, vesting in 1/3 increments with 1/3 vested immediately, 1/3 to be vested in one year and 1/3 to be vested in two years and having an exercise price of $0.01 per share (Note 10). The units were sold at $1.00 per unit.

Values were allocated for this private placement between debt, common stock purchase warrants, and the beneficial conversion feature similar to the secured debenture and common stock purchase warrant financing of $2,040,000 closed in the third quarter of fiscal 2016 (see above). The value of the interest and principal payments of the debentures resulted in a value of $51,396 for the debentures and the binomial model resulted in a value for common stock purchase warrants for $119,072. The assumptions used for the binomial model are: Volatility 180%, expected life of five years, risk free interest rate of 1.28% and dividend rate of 0%. Additionally, this convertible secured debenture instrument includes a beneficial conversion feature as the effective conversion price is less than the Company’s market price of common stock on the commitment date. The value of this beneficial conversion feature is $51,396. The resulting fair value of the debt is $nil, with $119,072 allocated to common stock purchase warrants (Note 10) and $51,396 to the beneficial conversion feature, both which are recorded as components of additional paid in capital.

The difference between the fair value and face value of the debentures is to be accreted up to face value over the term to maturity using the effective interest method. The carrying value of the debenture liability as at May 31, 2017 is $578,708 for the December 30, 2015 closing and $36,877 for the May 1, 2016 closing.

The following table summarizes the fair values of the components of the convertible secured debentures, including the debt, common stock purchase warrants and the beneficial conversion feature.

Accounting allocation of initial proceeds:	December 30, 2015	May 1, 2016	Total
Gross proceeds	$2,040,000	$170,468	$2,210,468
Fair value of the convertible secured debt	-	-	-
Fair value of common stock purchase warrants (Note 10)	(1,580,980)	(119,072)	(1,700,052)
Beneficial conversion feature	(459,020)	(51,396)	(510,416)
Change in fair value (from commitment date)	170,932	4,347	175,279
Convertible secured debenture at fair value at May 31, 2016	$170,932	$4,347	$175,279
Change in fair value	407,776	32,530	440,306
Convertible secured debenture at fair value at May 31, 2017	$578,708	$36,877	$615,585

On May 1, 2016, the Company completed a secured convertible debenture financing with a consultant in settlement of $200,000 in obligations with similar terms as the above private placement with no warrant financing, through the offering of units by way of private placement, with each unit consisting of (i) a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common. The $200,000 debenture was accounted for as a single debt instrument. On February 28, 2017, the Company reached an agreement with the consultant (as a DWF stakeholder) to settle the outstanding debenture and accrued interest in exchange for Yappn’s revised position in DWF (Note 3).

Interest expense for the year ended May 31, 2017 was $283,256 ($136,275 for the year ended May 31, 2016) and the corresponding accrual is classified as long term interest since there is no requirement to pay interest until the maturity date of the secured debentures.

During the second, third, and fourth quarter of fiscal 2017, Company received $2,226,348 in bridge financing (Note 12). These loans are classified as a long term loans which are to be subscribed into a convertible secured debenture with an expected term of 5 years to maturity. The Company expects additional participation, although not guaranteed at which time a final closing will be completed with the final agreed to terms for this financing. Interest expense for the year ended May 31, 2017 was $100,242 ($nil for the year ended May 31, 2016) and the corresponding accrual is classified as long term interest. While terms are not finalized for this financing, there is no cash payment on interest expected for at least twelve months.

9. Common Stock

On August 31, 2015, the Company issued 11,667 shares of common stock in the form of a cashless exercise common stock purchase warrants with a previous allocation to equity of $37,100 in full settlement of common stock purchase warrants issued to a variable note holder that was extinguished in fiscal 2016.

On September 15, 2015, the Company closed an agreement with Ortsbo to acquire all of its intellectual property assets. The purchased assets include US Patent No. 8,983,850 B2, US Patent No. 8,917,631 B2, US Patent No. 9,053,097 B2 and other intellectual property including eCommerce and Customer Care know-how (Note 4).

During the fourth quarter of fiscal 2017, as a result of an agreement between Winterberry Investments Inc. and its investors, the Company issued 16,320,903 common stock purchase warrants (with an exercise price of $0.01 per common share) with an additional 1,600,000 common stock purchase warrants to be issued in settlement of the previous obligation of 17,687,500 shares to be issued to Winterberry Investments Inc. As at the filing date, the 1,300,818 shares at a value of $180,793 remain reserved but not issued (Note 4) and subject to issuance based on the instructions from the recipients.

On April 18, 2016, the Company issued 1,008,000 shares of common stock for $252,000 cash received against the first tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock and one common stock purchase warrant with an exercise price of $0.25 per share and expiry of five years from the date of issuance (Note10). These common stock purchase warrants will vest in increments of thirds with the first 1/3 vested on April 17, 2017, second increment of 1/3 on April 17, 2018, and last 1/3 on April 17, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and common stock purchase warrants for $157,046 and $94,854 respectively. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.24%, and dividend rate of 0%.

On May 17, 2016, the Company issued 2,640,000 shares of common stock for $660,000 cash received against the second tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock and one common stock purchase warrant with an exercise price of $0.25 per share and expiry of five years from the date of issuance (Note 10). 1,200,000 of the shares from the second tranche for $300,000 were issued to two members of the Board of Directors (Note 12). These common stock purchase warrants will vest in increments of thirds with the first 1/3 vested on May 16, 2017, second increment of 1/3 on May 16, 2018, and last 1/3 on May 16, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and common stock purchase warrants for $411,515 and $248,221 respectively. The assumptions used for valuation were: Volatility 179%, expected life of five years, risk free interest rate of 1.29%, and dividend rate of 0%.

On June 13, 2016, principal and interest totaling $305,307 was converted into 1,221,228 of common shares as part of the conversion of convertible debt as described in Note 7. The common shares to be issued were recorded as an obligation as at May 17, 2016, however the issuance did not occur until June 13, 2016.

On August 31, 2016, the Company issued 1,000,000 shares of common stock for $200,000 cash received and settlement of $50,000 in prior obligations against the third tranche of a private placement of units, at a purchase price of $0.25 per unit, consisting of one common stock and one common stock purchase warrant with an exercise price of $0.25 per share and expiry of five years from the date of issuance (Note 10). All of the shares from the third tranche were issued to four members of the Board of Directors (Note 12). These common stock purchase warrants will vest in increments of thirds with the first 1/3 being vested on August 31, 2017, second increment of 1/3 on August 31, 2018, and last 1/3 on August 31, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and common stock purchase warrants for $141,307 and $108,693 respectively. The assumptions used for valuation were: Volatility 191%, expected life of five years, risk free interest rate of 1.19%, and dividend rate of 0%.

On August 31, 2016, principal and interest totaling $1,496,931 was converted into 5,956,226 common shares as part of the conversion of convertible debt as described in Note 7.

On September 23, 2016, the Company issued 780,000 shares of common stock for $195,000 cash received against the fourth tranche of a private placement of units, at a purchase price of $0.25 per unit, each unit consisting of one share of common stock and one common stock purchase warrant with an exercise price of $0.25 per share and expiry of five years from the date of issuance (Note 10). 80,000 of the shares from the fourth tranche for $20,000 were issued to a member of the Advisory Board (Note 12). These common stock purchase warrants will vest in increments of thirds with the first 1/3 being vested on September 23, 2017, second increment of 1/3 on September 23, 2018, and last 1/3 on September 23, 2019. The Company completed a relative fair value calculation to allocate the proceeds between common stock and common stock purchase warrants for $112,327 and $82,673 respectively. The assumptions used for valuation were: Volatility 200%, expected life of five years, risk free interest rate of 1.16%, and dividend rate of 0%.

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

The Company had an obligation to issue 17,687,500 shares of common stock for the purchase of Ortsbo intellectual property assets to a related party. The value of this equity obligation as part of the acquisition consideration was recorded at that time in the amount of $2,458,278. The obligation to issue the common stock was settled through the issuance of 16,320,903 warrants and 1,600,000 warrants to be issued. With the settlement of the obligation to issue common shares by way of an issuance of warrants, the aforementioned $2,458,278 value was moved from subscribed amounts to additional paid in capital within the statement of stockholders’ deficit. On April 28, 2017, 9,749,616 warrants were exercised and 8,954,934 shares of common stock issued under the cashless exercise provision.

Registration Statement

On October 3, 2016, the Company filed a Registration Statement on Form S-1 (File No. 333-213947) (the “Registration Statement”) with the Securities and Exchange Commission for up to 14,840,964 shares of our Company’s $0.0001 par value per share common stock (the "Common Stock") issuable to certain selling stockholders that are issued and outstanding upon conversion of promissory notes, related past due accrued interest and penalties and/or common stock purchase warrants currently held by those selling stockholders, specifically (i) 8,227,821 shares of Common Stock issued and outstanding (ii) 907,200 shares of Common Stock issuable to them upon exercise of promissory notes (iii) 273,272 shares of Common Stock issuable underlying past due accrued interest and penalties and (iv) 5,432,671 shares of Common Stock issuable to them upon exercise of common stock purchase warrants. The common stock purchase warrants have an exercise price varying from $0.25 to $2.20 per share (subject to adjustment). The Registration Statement covering the above noted shares was declared effective under the Securities Act of 1933 on January 24, 2017.

10. Preferred Stock and Warrants

Series A Preferred Stock and attached common stock purchase warrants

The Company has an authorized limit of 50,000,000 shares of preferred stock, par value $0.0001 with none issued and outstanding as at May 31, 2017 and May 31, 2016.

Warrants

The following is a summary of common stock purchase warrants issued, exercised and expired through May 31, 2017:

	Shares Issuable Under Warrants	Equity Value	Exercise Price	Expiration
Issued on March 28, 2013	401,000	917,087	$1.00	March 28, 2018
Issued on May 31, 2013	370,000	543,530	$0.54	May 31, 2018
Issued on June 7, 2013	165,000	211,365	$0.54	June 7, 2018
Issued on November 15, 2013	12,000	3,744	$1.00	November 15, 2018
Issued Series A warrants on January 29, 2014	135,000	135,989	$1.00	January 29, 2019
Issued Series A warrants on January 29, 2014 - Repriced	260,000	268,770	$0.25	January 29, 2019
Issued Series B warrants on January 29, 2014	135,000	-	$2.00	January 29, 2019
Issued Series B warrants on January 29, 2014 - Repriced	260,000	9,022	$0.25	January 29, 2019
Issued Series A warrants on February 27, 2014 - Repriced	305,000	228,344	$0.25	February 27, 2019
Issued Series B warrants on February 27, 2014 - Repriced	305,000	4,728	$0.25	February 27, 2019
Issued Series A warrants on April 1, 2014	70,000	147,294	$1.00	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	299,000	97,442	$0.25	April 1, 2019
Issued Series A warrants on April 1, 2014 - Repriced	100,000	2,490	$0.35	April 1, 2019
Issued Series B warrants on April 1, 2014	369,000	-	$2.00	April 1, 2019
Issued Series B warrants on April 1, 2014 - Repriced	100,000	3,140	$0.35	April 1, 2019
Issued to Lender – Line of Credit	800,000	1,495,200	$1.00	April 7, 2019
Issued Series C warrants on April 23, 2014 - Repriced	33,333	10,642	$0.25	April 23, 2019
Issued Series C warrants on May 30, 2014 - Repriced	666,667	214,212	$0.25	May 30, 2019
Issued Series D warrants on June 27, 2014 - Repriced	166,667	2,384	$0.25	June 27, 2019
Issued Series D warrants on September 2, 2014 - Repriced	83,333	41,593	$0.25	September 2, 2019
Issued Series D warrants on October 6, 2014 - Repriced	33,333	16,607	$0.25	October 6, 2019
Issued Series D warrants on October 27, 2014	33,333	15,667	$2.20	October 27, 2019
Issued warrants – consultants	330,000	165,330	$1.50	May 30, 2019
Issued warrants on February 4, 2015 Typenex Co-Investments, LLC	70,000	-	$1.00	February 4, 2020
Issued warrants – consultant on May 31, 2015	5,000	990	$1.00	May 31, 2017
Issued warrants – consultant on May 31, 2015	15,000	2,970	$1.50	May 31, 2017
Issued warrants to advisory board on September 28, 2015 - Repriced	300,000	233,490	$0.25	August 31, 2020
Issued to Lender – Line of Credit on November 5, 2015	1,700,000	519,520	$1.00	April 7, 2019
Issued warrants to consultant on November 5, 2015	100,000	23,240	$1.00	October 16, 2017
Issued warrants on December 30, 2015	20,400,000	1,580,980	$0.01	December 29, 2020
Issued warrants to advisory board on March 21, 2016	1,750,000	232,530	$0.25	March 21, 2021
Issued warrants to consultant on May 1, 2016	4,000,000	721,200	$0.25	May 1, 2021
Issued warrants on May 1, 2016	1,704,680	119,072	$0.01	May 1, 2021
Issued warrants for private placement on April 18, 2016	1,008,000	94,854	$0.25	April 18, 2021
Issued warrants for private placement on May 17, 2016	2,640,000	248,221	$0.25	May 17, 2021
Exercised Warrants Typenex Co-Investments, LLC	(70,000)	-	$1.00	-
Total – as of May 31, 2016	39,055,346	8,311,647
Issued warrants to consultant on July 6, 2016	90,000	22,500	$0.25	July 6, 2018
Issued warrants to advisory board member on August 25, 2016	250,000	22,593	$0.25	August 25, 2021
Issued warrants for private placement on August 31, 2016	1,000,000	108,693	$0.25	August 31, 2021
Issued warrants for private placement on September 23, 2016	780,000	82,673	$0.25	September 23, 2021
Issued warrants to consultant on November 10, 2016	100,000	8,440	$0.25	November 10, 2020
Issued warrants in satisfaction of obligation to issue common shares on April 27, 2017	9,749,616	1,337,392	$0.01	April 27, 2022
Issued warrants in satisfaction of obligation to issue common shares on April 28, 2017	869,447	119,265	$0.01	April 28, 2022
Issued warrants in satisfaction of obligation to issue common shares on May 31, 2017	5,701,840	782,143	$0.01	May 31, 2022
Exercised Warrants	(9,749,616)	(1,337,392)	$0.01	-

Total – as of May 31, 2017	47,846,633	9,457,954

As at May 31, 2017, vested and exercisable common stock purchase warrants have a weighted average price of approximately $0.27 (May 31, 2016 - $0.87) and have a weighted-average remaining contractual term of 1.91 years (May 31, 2016 – 0.71 years). It is expected the 21,798,453 unvested common stock purchase warrants will ultimately vest. The unvested common stock purchase warrants have a weighted average exercise price of $0.09 (May 31, 2016 - $0.07) per share and a weighted average remaining term of 1.70 years (May 31, 2016 – 3.62 years).

Warrants vesting terms and repricing related to Convertible Debentures, Secured Converted Debentures, and Common Stock Private Placement are described in Notes 7, 8, and Note 9. All common stock purchase warrants not described in other notes to the consolidated financial statements vested immediately upon issuance. Common stock purchase warrants issued to consultants and the Advisory Board in fiscal 2016 and 2017 are described below.

The Company issued 300,000 common stock purchase warrants on September 28, 2015 to new advisors in advance of their appointment to the Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. These were expensed as stock based compensation. The common stock purchase warrants exercise price was repriced on March 21, 2016 to $0.25 and a nominal expense was recorded. The assumptions used for initial and repricing valuation are: Volatility 178-180%, expected life of five years, risk free interest rate of 1.38%-1.42%, and dividend rate of 0%.

The Company issued 1,700,000 common stock purchase warrants to the issuer of Company’s previous secured line of credit holder included in financing expense in contemplation of taking a pari passu security position and allowing Winterberry to act as collateral agent for the secured debenture financing. These common stock purchase warrants were issued November 5, 2015 have an exercise price of $1.00 with expiry date of April 7, 2019. The assumptions used for valuation were: Volatility 178%, expected life of five years, risk free interest rate of 1.65%, and dividend rate of 0%.

The Company issued common stock purchase warrants to a consultant in the amount of 100,000 included in financing expense on November 5, 2015 at an exercise price of $1.00 with expiry date of October 16, 2017. The assumptions used for valuation were: Volatility 178%, expected life of approximately two years, risk free interest rate of 0.85%, and dividend rate of 0%.

The Company issued 1,750,000 common stock purchase warrants on March 21, 2016 to the new Advisory Board at an exercise price of $0.25 with expiry date of March 21, 2021. These were expensed as stock based compensation. These common stock purchase warrants will vest in increments of 1/3 with the first 1/3 being vested on March 21, 2017, second increment of 1/3 on March 21, 2018, and last 1/3 on March 21, 2019. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.38%, and dividend rate of 0%.

On May 1, 2016 the Company issued 4,000,000 common stock purchase warrants to an entity, Imagination 7 Ventures, LLC controlled by the former CEO at an exercise price of $0.25 included in consulting expense with an expiry of May 1, 2021. These common stock purchase warrants will vest in increments of 1/3 with the first 1/3 being vested on May 1, 2016, second increment of 1/3 on April 30, 2017, and last 1/3 on April 30, 2018. The assumptions used for valuation were: Volatility 180%, expected life of five years, risk free interest rate of 1.28%, and dividend rate of 0%.

The Company issued 250,000 common stock purchase warrants on August 25, 2016 to a new Advisory Board member at an exercise price of $0.25 with expiry date of August 25, 2021. These were expensed as stock based compensation. These common stock purchase warrants will vest in increments of 1/3 with the first 1/3 being vested on August 25, 2017, second increment of 1/3 on August 25, 2018, and last 1/3 on August 25, 2019. The assumptions used for valuation were: Volatility 191%, expected life of five years, risk free interest rate of 1.13%, and dividend rate of 0%.

The Company issued common stock purchase warrants to a consultant in the amount of 100,000 included in consulting expense on November 10, 2016 at an exercise price of $0.25 with expiry date of November 10, 2020. The assumptions used for valuation were: Volatility 215%, expected life of approximately four years, risk free interest rate of 1.17%, and dividend rate of 0%.

During the fourth quarter of fiscal 2017, as a result of an agreement between Winterberry Investments Inc. and its investors, the Company issued 16,320,903 common stock purchase warrants (with an exercise price of $0.01 per common share) with an additional 1,600,000 common stock purchase warrants to be issued in settlement of the obligation to issue 17,687,500 shares from the purchase of the Ortsbo intellectual property assets. These common stock purchase warrants have an expiry date of 5 years from the date of issuance and vest immediately. During the fourth quarter of fiscal 2017, the Company issued 8,954,934 shares of common stock as a result of a cashless exercise of 9,749,616 issued common stock purchase warrants.

11. Employee Benefit and Incentive Plans

On August 14, 2014, the Board of Directors approved the adoption of the 2014 Stock Option Plan, which was ratified by the shareholders on December 22, 2014. On August 21, 2015, the Company amended its 2014 Stock Option Plan to increase the number of shares reserved pursuant to the 2014 Stock Option Plan to 25,000,000.

The following table outlines the options granted and related disclosures:

	Stock Options	Weighted- Average Exercise Price
Outstanding at May 31, 2015	1,804,500		$1.00
Granted in fiscal 2016	8,775,000		0.25
Exercised	-		-
Cancelled, forfeited or expired	(189,500)		1.00
Outstanding at May 31, 2016	10,390,000		$0.28
Granted in fiscal 2017	3,200,000		0.25
Exercised	-		-
Cancelled, forfeited or expired	(385,000)		1.00
Outstanding at May 31, 2017	13,205,000		$0.25
Options exercisable at May 31, 2017	6,430,000		$0.25
Fair value of options vested as at May 31, 2017	$2,333,927	$	N/A

As at May 31, 2017, vested and exercisable options do not have any intrinsic value and have a weighted-average remaining contractual term of 3.60 years. It is expected the 6,775,000 unvested options will ultimately vest. These options have a weighted average exercise price of $0.25 per share and a weighted average remaining term of 3.96 years. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, the difference between our closing stock price as at May 31, 2017 and the option’s exercise price, for all options that are in the money. This value was $nil as at May 31, 2017.

As at May 31, 2017, there is $1,293,208 of unearned stock based compensation cost related to stock options granted that have not yet vested (6,775,000 options). This cost is expected to be recognized over a remaining weighted average vesting period of 1.28 years.

8,750,000 and 3,200,000 of the stock options granted on March 21, 2016 and August 25, 2016 respectively vest 1/4 immediately, 1/4 after one year, 1/4 after two years, and 1/4 after three years. The remaining 25,000 options issued on March 21, 2016 have immediate vesting terms.

The estimated fair value of options granted is measured using the binomial model using the following assumptions:

	Fiscal 2016	Fiscal 2017
Total number of shares issued under options	8,775,000	3,200,000
Stock price	$0.20	$0.20
Exercise price	$0.25	$0.25
Time to expiration – days (5 year options)	1,826	1,826
Risk free interest rate (5 year options)	1.38%	1.13%
Forfeiture rate (all options)	0%	0%
Estimated volatility (all options)	180%	191%
Weighted-average fair value of options granted	0.25	0.25
Dividend	-	-

The assumptions used in the stock based compensation binomial models are consistent with the methodology used in valuing the Company’s other derivatives from debt and warrant financings. Due to a lack of history regarding the exercise of options, the Company has assumed the expected life of the options is the contractual life of the options.

12. Related Party Balances and Transactions

Services provided by Intertainment Media Inc. personnel in the prior fiscal year were invoiced on a per hour basis at a market rate per hour as determined by the type of activity and the skill set provided. Costs incurred by Intertainment Media Inc. on behalf of the Company for third party purchases are invoiced at cost. There were no services provided by Intertainment Media Inc. to Yappn for the year ended May 31, 2017. For the year ended May 31, 2016, related party fees incurred and paid for general development and managerial services performed by Intertainment Media Inc. and its subsidiary totaled $146,982. $92,589 is related to managerial services and $54,393 related to development. As of May 31, 2016, the related party liability balance totaled $16,654. As at May 31, 2017, there is no obligation to Intertainment Media Inc.

On September 15, 2015, the Company finalized its purchase of intellectual property assets of Ortsbo Inc. (“Ortsbo”) pursuant to an Asset Purchase Agreement executed and closed on July 15, 2015. With this closing, the Company had an obligation to issue 31,987,000 shares of common stock of Yappn to Ortsbo or its designees. Yappn also assumed $975,388 of debt as part of the transaction. This assumed debt was immediately subscribed as part of the secured debenture in Yappn (Note 6). The fair value for the agreed upon consideration for the acquisition of intellectual property from Ortsbo was $16,968,888, however, due to the common control of Ortsbo and the Company, the value of the intangible assets acquired from Ortsbo was recorded at the carrying value in the financial records of Ortsbo. This value was $5,421,067 on September 15, 2015 (Note 4).

During the second quarter of fiscal 2016, from the share issuance obligations from the purchase of the Ortsbo intellectual property assets, 12,998,682 shares were issued comprising 8,312,500 to Ortsbo and 4,686,182 to the former debt and minority shareholders of Ortsbo, which were valued at $1,806,608 leaving 18,988,318 shares to be issued. During the fourth quarter of fiscal 2017, as a result of an agreement between Winterberry Investments Inc. and its investors, the Company issued 16,320,903 common stock purchase warrants (with an exercise price of $0.01 per common share) with an additional 1,600,000 common stock purchase warrants to be issued in settlement of the previous obligation of 17,687,500 shares to be issued to Winterberry Investments Inc. As at the filing date, the 1,300,818 shares at a value of $180,793 remain reserved but not issued and subject to issuance based on the instructions from the recipients.

Directors subscribed for $1,783,526 of $4,550,388 from the secured debenture private placement that closed in September 2015 at which time they were not directors (Note 6). Significant investments made by directors include Luis Vasquez Senties (a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in September 2015, David Berry (a current member of the Board of Directors) subscribed for $733,526 from the secured debenture offering that closed in September 2015, and Winterberry Investments Inc. (an entity controlled by David Berry, a current member of the Board of Directors) subscribed for $500,000 from the secured debenture offering that closed in September 2015.

Directors also subscribed for $1,075,000 of the $2,040,000 convertible secured debentures issued on December 30, 2015 (Note 8). Significant investments made by directors include Luis Vasquez Senties (a current member of the Board of Directors) who subscribed for $500,000 from the secured debenture offering that closed in December 2015, and David Berry (a current member of the Board of Directors) through a related entity which he does not control which subscribed for $500,000 from the secured debenture offering that closed in December 2015.

David Berry (a current member of the Board of Directors) through a related entity in which he does not control advanced $170,468 to the Company on an anticipated second closing of the same convertible secured debenture financing that closed on December 30, 2015 (Note 8). This $170,468 closing occurred on May 1, 2016.

The Company issued 300,000 common stock purchase warrants on September 28, 2015 to advisors prior to their appointment as members of the Board of Directors at an exercise price of $1.00 with expiry of five years from September 1, 2015. $227,100 was expensed as stock based compensation. These common stock purchase warrants were repriced to $0.25 on March 21, 2016 and are revalued at $233,490. The additional $6,390 was also expensed to stock based compensation.

The Company issued 1,750,000 common stock purchase warrants on March 21, 2016 to members of the Company’s Advisory Board at an exercise price of $0.25 with expiry date of March 21, 2021. The common stock purchase warrants were valued at $349,825 and stock based compensation is recognized over a graded vesting schedule as described in Note 10.

The Company issued 250,000 common stock purchase warrants on August 25, 2016 to a recently appointed Advisory Board member at an exercise price of $0.25 with expiry date of August 25, 2021. The common stock purchase warrants were valued at $48,075 and stock based compensation is recognized over a graded vesting schedule as described in Note 10.

On May 1, 2016, the Company completed a secured debenture financing with a consultant, whose principal is the former CEO of the Company, for $200,000 with no warrant financing, through the offering of units by way of private placement, with each unit consisted of a 12% secured convertible debenture with a maturity date of five years from issuance convertible at $0.25 per common. This closing was a conversion of $200,000 in consulting expense. The Company also issued 4,000,000 common stock purchase warrants, valued at $721,200, at an exercise price of $0.25 included in consulting expense, with an expiry of May 1, 2021. This consultant was also granted a $100,000 signing bonus payable in cash.

All obligations prior to May 1, 2016 due directly or indirectly to the former CEO of Yappn including $294,906 in cash obligations as an employee and $18,200 as a consultant, have been forgiven. All obligations being forgiven were recorded as general and administrative expenses within fiscal 2016 and were reversed out from general and administrative expenses.

1,200,000 of the shares from the 2nd tranche of common stock private placement at $0.25 per unit totaling $300,000 in cash proceeds were issued to members of the Board of Directors. Significant investments made by Directors include Luis Vasquez Senties (a current member of the Board of Directors) who advanced $200,000 to the Company (Note 9).

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

80,000 of the shares from the 4th tranche of common stock private placement at $0.25 per unit totaling $20,000 in cash proceeds were issued to a member of the advisory board (Note 9).

On March 21, 2016, the Board of Directors passed a resolution for a contingent common stock award in line with the metrics used in the CEO’s targets for additional bonus compensation. The award would see the members of the Board of Directors as well as the Advisory Board receive common shares for the Company reaching revenue milestones. Per the resolution, 500,000 common shares for each member of the Board of Directors and 250,000 for each Advisory Board member would be issued when the following milestones are met: (i) $3.5 million in new revenue generated and realized within 12 months of the start date of the CEO which was February 22, 2016 and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date; or (ii) $5 million of new revenue generated and realized within 24 months of the start date and minimum of 5 new recurring revenue contracts being signed within 12 months of the start date. As of February 22, 2017 (the 12 months since the CEO start date of February 22, 2016), milestone (i) was not met.

On August 25, 2016 a recently appointed Advisory Board member received the same contingent common stock award of 250,000 common shares as described above for the March 21, 2016 award to Advisory Board members.

During the second, third, and fourth quarter of fiscal 2017, Company received $2,226,348 in bridge financing from three directors. These loans are classified as long term loans which are to be subscribed into a convertible secured debenture with an expected term of 5 years to maturity. The Company expects additional participation, although not guaranteed, at which time a final closing will be completed with the final agreed to terms for this financing.

13. Income Taxes

The provision for income taxes for the years ended May 31, 2017 and 2016 consisted of the following:

	May 31, 2017	May 31, 2016
Current	$-	$-
Deferred	969,732	(6,473,887)
Change in valuation allowance	(969,732)	6,473,887
	$-	$-

The Company’s income tax rate computed at the statutory federal rate of 35% (2016 – 35%) differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	May 31, 2017	May 31, 2016
Income tax at statutory rate	35.00%	35.00%
Permanent differences	(10.50)	(8.00)
Change in valuation allowance	(24.50)	(27.00)
Total	0.00%	0.00%

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

The tax effects of temporary differences that give rise to the Company’s deferred tax asset as of May 31, 2017 and May 31, 2016 are as follows:

	May 31, 2017	May 31, 2016
Net operating losses	$6,038,787	$5,116,331
Intangible Assets	3,999,543	4,193,378
Less: valuation allowance	(10,038,330)	(9,309,709)
Net deferred tax asset	$-	$-

As of May 31, 2017 and May 31, 2016 the Company had a net operating losses carry-forward of approximately $18,353,871 and $14,618,084 respectively, which may be used to offset future taxable income and begins to expire in 2033.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Yappn Corp., Yappn Acquisition Sub., Inc. and Intertainment Media, Inc., dated March 28, 2013 (2)
2.2	Asset Purchase Agreement between the Company, Ortsbo Inc., Intertainment Media Inc., and Winterberry Investments Inc. dated July 6, 2015 (17)
3.1	Amended and Restated Certificate of Incorporation filed on March 14, 2013. (1)
3.2	Amended and Restated Bylaws. (1)
3.3	Amended and Restated Certificate of Designation and Preferences of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 31, 2013 (3)
3.4	Amended Certificate of Incorporation filed on December 31, 2014 (18)
3.5	Amended Certificate of Incorporation filed on September 9, 2015 (18) (20)
4.1	Convertible Promissory Note (4)
4.2	Convertible Promissory Note Issued in Favor of JMJ Financial (6)
4.3	8% Convertible Note (7)
4.4	Form of 8% Convertible Note (8)
4.5	Form of 6% Convertible Promissory Note (9) (10)
4.6	Form of Promissory Note (13)
4.7	Common Stock Purchase Warrant (13)
10.1	Lock-Up Agreement by and between Yappn Corp. and Intertainment Media Inc. (2)
10.2	Form of Warrant (2)
10.3	Form of Subscription Agreement (2)
10.4	Form of Registration Rights Agreement (2)
10.5	Form of Note Purchase Agreement (2)
10.6	Form of Note (2)
10.7	Form of First Amendment to Note Purchase Agreement (2)
10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (2)
10.9	Stock Purchase Agreement (2)
10.10	2013 Equity Incentive Plan (2)
10.11	Bill of Sale dated March 28, 2013 (2)
10.12	Services Agreement by and between Ortsbo Inc., Ortsbo USA, Inc. and Intertainment Media Inc. dated March 21, 2013 (2)
10.13	Form of Indemnification Agreement (2)
10.14	Securities Purchase Agreement (4)
10.15	Amendment to Services Agreement (5)
10.16	Amendment Agreement to Convertible Promissory Note Issued in Favor of JMJ Financial (6)
10.17	Securities Purchase Agreement (7)
10.18	Securities Purchase Agreement between Yappn Corp. and GEL Properties LLC (8)
10.19	Securities Purchase Agreement between Yappn Corp. and LG Capital Funding LLC (8)
10.20	Form of Securities Purchase Agreement (9) (10)
10.21	Form of Registration Rights Agreement (9) (10)
10.22	Form of Series A Warrant (9) (10)
10.23	Form of Series B Warrant (9) (10)
10.24	Amendment Agreement to Convertible Promissory Note issued in favor of JMJ Financial (11)
10.25	Loan Agreement (13)
10.26	General Security Agreement between Yappn Corp. and Toronto Tree Top Holdings Ltd. (13)
10.27	General Security Agreement (Yappn Canada Inc.) (13)
10.28	General Security Agreement (Intertainment Media Inc.) (13)
10.29	Guaranty and Indemnity (Yappn Canada Inc.) (13)
10.30	Guaranty and Indemnity (Intertainment Media Inc.) (13)
10.31	Assignment of Monies and Debt Due Arrangement (13)

42

10.32	Employment Agreement between Yappn Corp. and Mr. David Lucatch dated June 1, 2014. (14)
10.33	Form of Series C Warrant (15)
10.34	Form of Series D Warrant (15)
10.35	Amendment to the Employment Agreement between Yappn Corp. and Mr. David Lucatch dated September 2, 2014. (16)
10.36	Form of Master Services Agreement between Yappn Corp. and Digital Widget Factory, dated November 6, 2014. (16)
10.37	Form of 12% Secured Debentures (17)
10.38	Form of Security Agreement, dated July 15, 2015 (17).
10.39	Form of 12% Secured Debenture (19)
10.40	Form of Common Stock Purchase Warrant (19)
10.41	Employment Agreement between Yappn Corp. and Mr. Edward Karthaus dated February 6, 2016. (21)
14.1	Code of Ethics and Conduct (14)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certifications of Principal Executive Officer *
32.2	Section 1350 Certifications of Principal Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2013.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2013.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 3, 2013.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2013.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2013.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2013.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2013.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2013.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2014.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2014.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2014.

Intentionally Omitted.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2014.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2014.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 24, 2014.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2015.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2015.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 15, 2015.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2016.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2015.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2016.

*	Filed herewith.

43

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of July 2017.

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

/s/ Edward Karthaus	Chief Executive Officer and Director	July 27, 2017
Edward Karthaus	(Principal Executive Officer)

/s/ Craig McCannell	Chief Financial Officer	July 27, 2017
Craig McCannell	(Principal Financial Officer and Accounting Officer)

/s/ David Berry	Director	July 27, 2017
David Berry

/s/ Carrie Stone	Director	July 27, 2017
Carrie Stone

/s/ C. Kent Jespersen	Chairman of the Board and Director	July 27, 2017
C. Kent Jespersen

/s/ Tracie Crook	Director	July 27, 2017
Tracie Crook

/s/ Luis Vazquez-Senties	Director	July 27, 2017
Luis Vazquez-Senties

/s/ David Fleck	Director	July 27, 2017
David Fleck

44

Exhibit No.	Description
21	Subsidiaries

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002